Form 10KSB
period 2006-05-31
Typhoon Tunes Inc.
filed 2006-08-11
CIK 1352588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

FORM 10K-SB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended May 31, 2006

[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange Act

Commission File Number:  333-131965

TYPHOON TUNES INC.
(Name of Small Business Issuer In Its Charter)

Nevada 20-3387991
(State or other jurisdiction (I.R.S. Employer
of incorporation or organization Identification No.)

 711 S. Carson Street, Suite #4
Carson City, Nevada 89701
(Address of principal executive offices) (Zip Code)

775-881-3326
(Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

We had no revenues for the fiscal year ended May 31, 2006.

Indicate whether by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES______ NO___X____

As of May 31, 2006, there were 9,000,000 shares of the Registrant's $0.001 par value Common Stock ("Common Stock"), Registrant's only outstanding class of voting securities, outstanding. At May 31, 2006, there was no aggregate market value of the Common Stock held by non-affiliates, as we had not yet sold any of the securities currently being offered and sold pursuant to a Form SB-2 Registration Statement filed with the U.S. Securities and Exchange Commission.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form SB-2 Registration Statement, filed under CIK No. 0001352588 on February 21, 2006, on the SEC website at www.sec.gov.

Transitional Small Business Disclosure Format: Yes No X

Large Accelerated Filer ____ Accelerated Filer ____ Non-Accelerated Filer ___X____

Available Information

Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

PART I
Item 1. Business

General

Typhoon Tunes Inc. was incorporated in the State of Nevada on August 30, 2005. We were formed to pursue our concept of making the worldwide inventory of online music available to customers in a friendly and accessible fashion through retail mall kiosks and other point-of-purchase locations, including on the world wide web at typhoonmusic.net. We currently have no patents on our programs and no patents pending. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

In February 2006, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission and received clearance to sell a total of 10,000,000 Units of our Common Stock at a price of $.025 per Unit. Each Unit consists of one share of common stock, par value $.001 (the “Shares”), and one common stock purchase warrant. Each common stock purchase warrant (the “Warrants”) entitles the holder to purchase one additional share of common stock at an exercise price of $.10 per Warrant, expiring in May 2008, two years from the effective date of the registration statement. The Shares and Warrants will be immediately detachable and separately eligible for trading if and when a public market is ever developed for our securities. While we intend to seek to engage the services of a market maker to apply for quotation on the Over-the-Counter Bulletin Board on our behalf following completion of the offering and implementation of our business plans, we cannot guarantee that our application will be approved and our stock listed and quoted for sale on any public market.

With the offering proceeds, we intend to develop a series of music kiosks to be placed in areas of high pedestrian traffic for download assistance and retail distribution of music. At these sites, the public will be able to choose music of their choice either for download onto their personal storage device or for burning onto a CD. Initially, we intend to direct our customers to online music suppliers and be, in essence, a gateway or portal to their music content websites. As a result, the type and amount of music available to our customers will be virtually unlimited or limited only by the number of suppliers we use. Our management intends to closely monitor trade publications, like "Billboard" magazine, and other media to stay abreast of emerging trends in the music industry. Our customers will be required to log into music provider websites, create an account using their own credit cards and agree to the intellectual property and copyright laws posted by each provider. We will merely be assisting our customers with this process and directing them to the websites, thereby eliminating any intellectual property or copyright infringement liability on our part. Our goal is to assist customers who want to download their music choices from the internet to their personal players, but are either not computer savvy or do not want or have the time to search for their music choices.

Our registered office is located at 711 South Carson Street, Suite 4, Carson City, Nevada 89701. Our director is a Canadian citizen and will work from his home and receive mail at Suite 306-1917 West 4th Avenue, Vancouver, British Columbia, Canada, V6J 1M7 until, if ever, we require a public site, other than the public kiosks we expect to set up in malls, airports or other high traffic areas.

Proposed Operations and Sources of Revenue

We plan to be a retail-based reseller and distributor of music. We will enter the market by establishing ourselves as the first retailer to provide music exactly as demanded by the customer on a song-by-song basis. We will establish a presence in malls and high traffic retail locations in the form of kiosks where we will make music available to people.

Initially, we intend to direct our customers to online music suppliers and be, in essence, a gateway or portal to third-party music content websites. As a result, the type and amount of music available to our customers will be virtually unlimited or limited only by the number of suppliers we use. Our management intends to closely monitor trade publications, like "Billboard" magazine, and other media to stay abreast of emerging trends in the music industry.

There will no costs associated with directing our customers to music supplier websites and no written agreements will be required. Once we are operational and directing significant traffic to specific music suppliers, we intend to approach them to request discounts for our customers and/or payment for "top positions", as well as pay per click fees (PPC's).

We anticipate that the majority of our revenues will be generated from usage fees charged to our customers for using our computers and software to download music directly to their portable music device, such as an iPod, MP3 player or personal computer, rather than from the compilation of CD's.  Customers will be charged a per minute fee, with a minimum 10 minute usage charge. We intend to keep our usage charges as low as possible initially in order to build a loyal customer base. Our initial research has indicated an acceptable usage fee would be $2.50-$3.00 U.S. for the first 10 minutes and $.25 U.S. per minute after that.

Once we are operational and established, other potential sources of revenue will be from PPC's and advertising fees from web-based companies who place ads/links to their websites on our website. In addition, as resources and demand allow, we may also sell retail merchandise, including branded clothing, hardware such as MP3 players, CD cases and other related products.

For each customer's convenience, the process of purchasing music will be easy: customers will be able to download music to their digital music device or to a CD, which we will supply and do for them on a computer located in our kiosk, complete with a CD label that itemizes each song's title and related information, in minutes on-the-spot. Additionally, the kiosks will sell pre-made music mixes and, in the future when resources and demand allows, we intend to include other items for sale, possibly such as digital music players. The customer will pay for our usage charges and services, as well as for the music they choose to download using a credit card over the internet.

Because we will not initially be selling music, but rather, will be serving as a portal to the music download sites and simply assisting our customers with the compilation and download of the music they choose, we will not be subject to any intellectual property or copyright laws. The customer will be responsible for complying with and agreeing to any laws regarding intellectual property rights and copyright infringement from the website(s) they choose to download their music content from.

3

Customers will be required to log into the music-on-demand websites, create their own account, accept any agreements regarding content download and use their own credit card. As we expand and funds allow, we plan to offer "music on demand" to the public in what we believe to be a new format. We plan to purchase music (individual songs or pieces) from a wide variety of sources on the Internet, download them to our server and then invite customers to purchase their preferences through a website. The chosen music can then be either burned on a CD or downloaded onto a personal, portable music device in the order chosen by the customer. At such will be subject to all the risks related to government regulation, content, copyright and intellectual property rights and are continuing to assess those risks. We have not yet completed our evaluation of the costs to expand our services to "music on demand" and may not be able to afford to comply with the legal requirements when we are financially able to do so.

We intend to place our kiosks in malls and other public locations with high pedestrian traffic and decorate them with bright, attractive graphics featuring both popular and classic titles to both draw attention to our offerings and to assist in customer decision-making.

In a world of bulk offerings, we hope to attract customers by offering them music that has been completely customized, by them and to their own specifications, from their choice of song to their choice of listening device, quickly and conveniently. We are hopeful that, by offering our customers the choice to easily customize their own music using our kiosks, we will become the solution for consumers looking for a convenient way to get the music they want, when they want it.

Physically, the dimensions of the kiosks are currently planned at approximately 7' x 12' in order to conform to retail space limitations, while allowing convenient sizing opportunities for other venues such as trade show, fairs and other such special events. The counter space of the kiosks will feature promotional displays that highlight popular and top-selling songs from a number of musical genres to help with the customers' buying decisions and aid in impulse purchases. Another feature of the “Typhoon Tunes” kiosks will be terminals where customers can sample music clips and conduct searches for songs they may wish to purchase.

Key factors in our marketing will include customer convenience, individual choice, speed of service and security. It is our intention to ensure that the level of customer service will be as personalized as the musical tastes of our customers. We expect that some customers will wish to make all of the choices by themselves and others will want help through the whole process of choosing their music. We will try to offer each customer the individual service they are looking for. Staffed by knowledgeable music consultants, we wish to ensure customers will be provided individual service to make their buying experience a pleasant one.

Once we have established a number of mall locations, we will seek to pursue additional retail partnerships, where Typhoon Tunes kiosks would be available on a sublease basis within a larger store or high traffic environment. By choosing partners on a strategic basis, Typhoon Tunes and the retail partner would be able to offer additional products and potentially increase sales in a complementary customer base. These partnerships could include national electronic chains, mobile telecom outlets, coffee shops (e.g., Starbucks' Hear Music), bookstores and other similar retailers. As we progress, we will examine other point-of-purchase locations, including a proposed website at www.typhoonmusic.net, which has not yet been developed.

Competition

Presently, we have no direct competition but rather, significant indirect competition. In the music retailing space, there are many players and potentially any of them could be competitors. Some of those are listed below:

Traditional retailers:

* HMV
* Barnes & Noble
* Borders
* Tower Records
* Wal-Mart Future Shop/Best Buy
* Chapters/Indigo
* A&B Sound

On-line retailers:

* iTunes
* Puretracks
* My Music Inc.
* Wal-Mart
* Amazon
* Lycos Music
* MP3.com

To date, none of these retailers has identified the niche opportunity offered by Typhoon Tunes - customized music-on-demand. While various electronic stores may burn CDs upon request, these outlets are not adequately set up for high demand.

The other major competitive factor to our business will be the individuals who borrow CDs and burn their own music or burn for others, or who download music based on illegal peer-to-peer systems. While this may represent somewhat of a threat, because of its illegal nature, there are many people in our target market who are not willing to engage in this practice.

Market Analysis

Music has always been part of popular culture and to a large degree, it defines the times in which we live. From iconic songs that can be attributed to generational movements such as the 1960s, to wedding songs, to our own favorite songs, music plays a large part in the personal lives of many people.

We feel that today's consumer has become a sophisticated and individualistic shopper. From personal ring tones on their telephones to personalized lattes to personal computers to video-on-demand, the age of customization is definitely upon us. In the case of music, consumers can opt to download music themselves from the Internet, but if time and technical know-how are commodities they lack, or they have security fears regarding use of online purchasing via credit card, then Typhoon Tunes will offer an attractive alternative. In our opinion, this has provided an opportunity for us to set up a low-fixed cost business model, while offering a high value proposition for all types of people who are looking for a convenient, service-oriented, customized music solution.

Sale and Distribution Methods

Marketing and sales will play important functions in creating awareness and inducing trial of Typhoon Tunes' products and services. The opening of each kiosk will be accompanied by a launch campaign. Specific marketing programs will include:

Multimedia launch campaign - We intend to make the opening of each Typhoon Tunes location an exciting occasion. Making use of advertising, public relations, radio/radio remotes and other promotional programs, our goal will be to introduce Typhoon Tunes quickly and effectively to each location's market base. To help encourage potential business to give us a try, two free songs will be offered to new customers.

Advertising - An advertising maintenance campaign will be executed on an ongoing basis to keep the "Typhoon Tunes" brand name in the minds of customers and to introduce new musical offerings that have been added to our library. We will also advertising to help promote our pre-mixed music CDs and other merchandise offerings.

Cross-promotions with partners/media partners - Many companies today offer music downloads as rewards in their promotional campaigns. With this in mind, Typhoon Tunes will seek out marketing and promotional partners to increase sales while leveraging the Typhoon Tunes brand to the wider audience offered by these promotional partner programs.

Database marketing - Each customer will be added to our database, including email address. This database will serve as a significant marketing tool and, with the customer's permission, in communicating news regarding Typhoon Tunes and its recent promotions, song additions and sales programs. This database can also be customized such that customers will only be emailed information relating to their specific musical tastes. Emails will always provide directional links to Typhoon Tunes' website.

Website - In addition to serving as a marketing-communications tool, www.typhoontunes.com will also serve as a fully functioning online retail site. Once developed and published, we intend to make the entire library of Typhoon Tunes available from our website, which has not yet been developed, for individual download, to be burned to a CD for pick-up at the nearest Typhoon Tunes kiosk or shipped to the customer's address. We believe the e-commerce capabilities of the website will increase revenue opportunities by allowing 24-hour shopping to complement our physical retail locations.

Loyalty program - To encourage repeat purchases, customers will be encouraged to join a loyalty program to receive incentives for increased purchases. For example, customers may be given one free song for every nine songs purchased, or some variation thereof, which has not yet been developed. We feel this program will serve as a type of reward for customer purchases, help instill goodwill on the part of Typhoon Tunes and, hopefully, encourage increased purchases.

While the above programs represent the beginning of an integrated marketing strategy, we will also seek to embark upon a product strategy to help differentiate our offering from other music providers. To do this, we will work to develop relationships with independent music labels to be able to offer music from emerging and local artists, as well as the well-known and established artists.

Further, we intend to develop our own repertoire of premixed themed CDs (e.g., sixties and seventies music, "Today's Top Tunes in New York Clubs", "Aerobics to Music", etc.) that will have appeal to specific segments of the market. Finally, as resources and demand allow, we may also sell retail merchandise including branded clothing, hardware such as MP3 players, CD cases and other related products.

In order to accomplish these proposed marketing and advertising programs, we will need to be able to secure sufficient funds either from completion of our initial public offering, from revenues or through bank loans or other funding, none of which is guaranteed, as we are still in the development stage.

Suppliers and Raw Materials

All of the music available to our customers will be offered for download and purchase from third party suppliers, with the assistance of our kiosk attendant, on a song-by-song basis.

We plan to implement the following three phases in steps, as funds allow:

Outsourced Branded Solution (Phase 1) - We intend to use this method first, as we feel it will be the quickest and most cost effective way to implement our plans and begin offering our music to the public. Typhoon Tunes will act as a portal to direct customers to established outsourced music distributors, generating revenue by charging usage fees. This solution can be done on a modest budget and will allow us to both build an online presence and get an operational kiosk to market for immediate customer feedback. We have not yet contacted any potential suppliers, but rather, are compiling lists of contacts so that upon completion of our initial public offering and receipt of the funds, we can begin negotiations.

Assuming we are successful in implementing our initial Phase 1 business plan sufficient to generate revenues, we will endeavor to expand our operations to include Phases 2 and 3 below, if and when funds are available either through revenues or from outside funding, such as bank loans or additional sales of our securities. We have made no arrangements for any such financing or sales of our securities and do not intend to unless and until our initial Phase 1 business plan is successful, which is purely speculative at this juncture. At such time as we expand into Phases 2 and 3, we would also be responsible for complying with all intellectual property laws regarding the collection and purchase of musical content. In that regard, we will have to do extensive legal investigation as to the intellectual property laws applicable to our proposed expansion phases prior to pursuing them.

Partial In-House Solution (Phase 2) - this next step solution would integrate an in-house system that monitors and manages Typhoon Music and integrates the Typhoon Music Kiosks and integrates with Phase 1 - the outsourced distributor. This step will be required to maintain Typhoon Tunes music inventory, branding and to establish a successful long-term marketing plan.

In-House Solution (Phase 3) - An in-house solution for building, collecting and distributing music would ultimately be the best solution, although it would be very costly (minimum $300,000) and is not in the predictable future. This solution would, however, provide freedom from contractual obligations and no limit to the library that Typhoon Tunes builds.

We intend to begin our marketing and distribution plans with Phase 1 above to ensure that our product gets to market quickly in an attempt to generate income as quickly as possible. Phases 2 and 3 will only be implemented as and when income is sufficient to allow us to do so.

Equipment

Each kiosk will require an up-to-date computer, cash register and other cash processing equipment for debit and credit cards. We will also require specific software for ensuring fast and easy downloads through our distributors. The software will be purchased direct from the distributor. In the long term, if we are able to implement Phase 3 of our program, we may choose to develop our own in-house software, however, as mentioned above, we will not be able to do this until we are generating revenues and funds are available for expansion.

All equipment is readily available and no special orders or waiting period will be required to purchase the equipment.

Patents and Trademarks

We do not currently have any patent or trademark protection for our brand name. If we determine it is feasible to file for such trademark protection, we may do so but at present we have no plans in this regard. Even if we do try to copyright our branding, graphics or logo, we still have no assurance that doing so will prevent competitors from using the same or similar names, marks, concepts or appearance. Should this happen, we may have to enter into litigation to prevent the use of our property and, at least at present, we do not feel we have the resources to do so and would probably avoid any such litigation.

Government and Industry Regulation

Regulation of Internet - Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the
Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

* user privacy
* freedom of expression
* pricing
* content and quality of products and services
* taxation
* advertising
* intellectual property rights
* information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for our services, increase the cost of doing business or in some other manner have a negative impact on our business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Initially, our customers will be responsible for agreeing to copyright infringement laws when downloading their music content from our third-party suppliers; however, once we expand our business and begin downloading music ourselves for resale to the public, we intend to abide by all copyright laws to ensure that any copyrighted information that is provided on our website or included in any or our music offerings has received approval from the source of the copyright information. When using the information provided or refurbished from other sources and to protect us from any potential intellectual property claims, we will endeavor to obtain all necessary consents prior to the use of the sources and will reference the sources on our website to give full credit where it is due.

At such time as we expand our business operations to include providing music on demand, we will be subject to all of the rules, regulations and laws relating to the download of copyrighted materials and intellectual property. We have not yet done any legal investigation of the copyright or intellectual property laws that will apply to our proposed plan of operation and may not have sufficient funds to do so, if and when we have funds available for our proposed expansion into the music-on-demand market.

Employees and Employment Agreements

We currently have no employees other than James Shepard, our sole officer and director, who devotes approximately 20 hours per week to our business and who will not be compensated for his time until and if we become profitable. If we are successful in completing our initial public offering, we intend to contract the services of a web designer and programmer, a builder (for the kiosks), and eventually, customer service reps to work in the kiosks. We do not currently have any agreements, verbal or written, with Mr. Shepard or any other proposed employee or independent contractor. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no employee contracts, agreements or personal benefits available to anyone associated directly or indirectly with the company.
Risk Factors

Our securities are highly speculative and involve a high degree of risk, including among other items the risk factors described below. You should carefully consider the following risk factors and other information in this 10-KSB before deciding to invest in us.

The risk factors set forth in our final SB-2/A registration statement, filed on May 12, 2006, are substantially still the same and have not changed, as we have not yet completed the sale of Units in the offering and fully commence business operations. The Risk Factors section of the registration statement are, therefore, incorporated herein by this reference.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is not yet traded on any public market and, therefore, no table is included herein.

Holders

As of May 31, 2006 and the date of the filing of this Form 10K-SB, our sole officer and direct was the sole shareholder of 9,000,000 issued and outstanding shares of our Common Stock.

Dividends

We did not declare or pay cash or other dividends on its Common Stock during the last two calendar years. We currently have no plans to pay any dividends, although we may do so in the future, if our financial position changes.

Equity Compensation Plans

We have not adopted any equity compensation plans.

Recent Sales of Unregistered Securities

Following is the issuance of securities without registration since inception. No issuance involved the use of an underwriter; no advertising or public solicitation were involved; the securities bear a restrictive legend and no commissions were paid in connection with the issuance of these securities.

On November 30, 2005, 9,000,000 shares were issued to James Shepard, our founder, President, Secretary, Treasurer, Chief Financial Officer and sole director, as founder's shares, in exchange for services rendered to date to registrant, which include: the original concept development and business plan, the original company incorporation, the business plan, basic office supplies, a home office and computer and basic office equipment usage, and for $9,000 in cash, representing 9,000,000 shares at $.001 per share. These securities were issued in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933. The securities bear a restrictive legend and were issued to a non-US resident. No other shares have been issued. There were no stock options issued or outstanding at May 31, 2006.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

THIS ANNUAL REPORT, INCLUDING THE FOLLOWING MANAGEMENT'S DISCUSSION AND
ANALYSIS, AND OTHER REPORTS FILED BY THE REGISTRANT FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (COLLECTIVELY THE "FILINGS") CONTAIN FORWARD-LOOKING STATEMENTS WHICH ARE INTENDED TO CONVEY OUR EXPECTATIONS OR PREDICTIONS REGARDING THE OCCURRENCE OF POSSIBLE FUTURE EVENTS OR THE EXISTENCE OF TRENDS AND FACTORS THAT MAY IMPACT OUR FUTURE PLANS AND OPERATING RESULTS. THESE FORWARD-LOOKING STATEMENTS ARE DERIVED, IN PART, FROM VARIOUS ASSUMPTIONS AND ANALYSES WE HAVE MADE IN THE CONTEXT OF OUR CURRENT BUSINESS PLAN AND NFORMATION CURRENTLY AVAILABLE TO US AND IN LIGHT OF OUR EXPERIENCE AND PERCEPTIONS OF HISTORICAL TRENDS, CURRENT CONDITIONS AND EXPECTED FUTURE DEVELOPMENTS AND OTHER FACTORS WE BELIEVE TO BE APPROPRIATE IN THE CIRCUMSTANCES. YOU CAN GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS THROUGH WORDS AND PHRASES SUCH AS "SEEK", "ANTICIPATE", "BELIEVE", "ESTIMATE", "EXPECT","INTEND", "PLAN", "BUDGET", "PROJECT", "MAY BE", "MAY CONTINUE", "MAY LIKELY RESULT", AND SIMILAR EXPRESSIONS. WHEN READING ANY FORWARD-LOOKING STATEMENT YOU SHOULD REMAIN MINDFUL THAT ALL FORWARD-LOOKING STATEMENTS ARE INHERENTLY UNCERTAIN AS THEY ARE BASED ON CURRENT EXPECTATIONS AND ASSUMPTIONS CONCERNING FUTURE EVENTS OR FUTURE PERFORMANCE OF OUR COMPANY, AND ARE SUBJECT TO RISKS,
UNCERTAINTIES, ASSUMPTIONS AND OTHER FACTORS RELATING TO OUR INDUSTRY AND RESULTS OF OPERATIONS, INCLUDING BUT NOT LIMITED TO THE FOLLOWING FACTORS:

o OUR ABILITY TO ATTRACT AND RETAIN THE PERSONNEL QUALIFIED TO IMPLEMENT OUR GROWTH STRATEGIES;

o OUR ABILITY TO OBTAIN APPROVAL FROM GOVERNMENT AUTHORITIES FOR OUR PRODUCTS;

o OUR ABILITY TO PROTECT THE PATENTS ON OUR PROPRIETARY TECHNOLOGY;

o OUR ABILITY TO FUND OUR SHORT-TERM AND LONG-TERM FINANCING NEEDS;

o OUR ABILITY TO COMPETE AGAINST LARGE COMPETITORS IN A RAPIDLY CHANGING
MARKET;

o CHANGES IN OUR BUSINESS PLAN AND CORPORATE STRATEGIES; AND

o OTHER RISKS AND UNCERTAINTIES DISCUSSED IN GREATER DETAIL IN VARIOUS SECTIONS OF THIS REPORT.

SHOULD ONE OR MORE OF THESE RISKS OR UNCERTAINTIES MATERIALIZE, OR SHOULD THE UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE ANTICIPATED, BELIEVED, ESTIMATED, EXPECTED, INTENDED OR PLANNED. EACH FORWARD-LOOKING STATEMENT SHOULD BE READ IN CONTEXT WITH, AND WITH AN UNDERSTANDING OF, THE VARIOUS OTHER DISCLOSURES CONCERNING OUR COMPANY AND OUR BUSINESS MADE IN OUR FILINGS. YOU SHOULD NOT PLACE UNDUE RELIANCE ON ANY FORWARD-LOOKING STATEMENT AS A PREDICTION OF ACTUAL RESULTS OR DEVELOPMENTS. WE ARE NOT OBLIGATED TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENT CONTAINED IN THIS REPORT TO REFLECT NEW EVENTS OR CIRCUMSTANCES UNLESS AND TO THE EXTENT REQUIRED BY APPLICABLE LAW.

Results of Operations

Since we were only incorporated in August 2005, no comparative analyses are made in this section.

For the fiscal year ended May 31 2006, we incurred a net operating loss of $22,936. Our total expenses were $22,936, of which $20,970 were for legal and accounting fees incurred in connection with the preparation and filing of our initial public offering documents with the U.S. Securities and Exchange Commission.

Liquidity and Capital Resources

At May 31, 2006, we had only $585 in cash on hand and are currently selling the Units registered in our initial public offering documents. If we are unsuccessful in selling all of the Units and do not receive all of the proceeds therefrom, we will be forced to seek other sources of funding to continue our operations. However, there can be no assurance that debt or equity financing will be available to us on acceptable terms to meet these requirements, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

As of the date of this annual report, we have not yet generated any revenues.

Cash provided by financing activities for the year ended May 31, 2006 was $15,500, consisting of $9,000 attributed to the sale of shares to our Founder, who is our sole officer and director; a loan payable of $3,000 for working capital; and advances due to our sole shareholder and director in the amount of $3,500.

There was no cash used in investing activities for the year ended May 31, 2006.

Our net loss for the year ended May 31, 2006 was $22,936.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in our proposed industry, which may have a negative impact on future income, revenue or income from operations.

We are relying solely on the monies raised in our initial public offering to pursue the development, setup and marketing of our products. There is no guarantee we will be successful in completing the offering or completing our proposed business plans. Other than the Units offered, no other source of capital has been identified or sought.

We have never had any discussions with any possible acquisition candidate, nor have we any intention of doing so.

We do not expect to purchase any real estate and do not own any to sell.

We do not expect to hire full time employees until our business operations are established and we have constructed and placed our first kiosk.

Proposed Milestones to Implement Business Operations

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, all of which are dependent on receipt of the proceeds from our initial public offering, of which their can be no assurance.

Within 3 months following completion of the offering and receipt of the total proceeds therefrom, we expect to:

1. Develop and publish the website
3. Begin design and construction of a first model of a kiosk to be used for test purposes and training
4. Finalize logo and graphics that will be associated with our brand name.

Our budget for this phase is estimated to be approximately $19,500.

Within approximately 6-9 months, or upon completion of the first phase above, we expect to:

1. Once our website is established and operational, we will begin seeking space in a mall or other high traffic location to begin negotiations for our first kiosk
2. Complete the model kiosk and test all equipment
2. Have all graphics and promotional material completed
3. Develop and begin to initiate advertising and PR plan
4. Begin hiring and training an employee to staff the kiosk
5. Purchase initial foundation for music library
6. Complete details to handle debit and credit card transactions

Our budget for this phase is estimated to be approximately $64,500.

Within approximately 12 months, or upon completion of the first and second phases above, we expect to:

1. Enter into a lease agreement and have the first TyTunes kiosk operational
2. Continue to research and develop software and expand online suppliers
3. Launch full advertising and marketing program
4. Scout out additional locations for subsequent kiosk locations

Our budget for this phase is estimated to be approximately $91,500.

Within 12-18 months we expect to:

1. Have a successful location generating sales and revenues
2. Develop a loyalty program for our customers
3. Have several additional locations researched for suitability
4. Commence web-based sales
5. Determine possibility of expansion and possibly enter into additional leases for space

Our budget for this phase is estimated to be $64,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Subsequent Events

Subsequent to May 31, 2006 and as of the date of the filing of this annual report, we have sold a total of 1,440,000 Units for proceeds of $36,000 in connection with our initial public offering, registered with the U.S. Securities and Exchange Commission on Form SB-2. Pursuant to the terms of the offering, which is an “all-or-none” offering, all of the proceeds will be held in a separate bank account and will not be transferred or used by us until all of the Units are sold and the total proceeds are received. A copy of the final Form SB-2/A registration statement with complete details can be found in its entirety on the SEC website under our file number 333-131965.

Item 7. Financial Statements

See our Financial Statements and Supplementary Data following the signature page of this Form 10-KSB.

Item 8. Disagreements with Accountants on Accounting and Financial Disclosures

There have been no disagreements with our accountants on accounting or other financial disclosures since inception.

On June 16, 2006, we held a Special Board of Directors' Meeting and recommended to the stockholders that the Company change accounting firms. The decision to change auditors was approved by the Board of Directors based on the reason that the current accounting firm is located too far from our business operations and we found it was difficult to get information to and communicate with DeJoya Griffith & Company of Henderson, Nevada, in order to efficiently and effectively prepare and timely file our periodic reports. As a result, on June 16, 2006, we engaged the services of James Stafford, Chartered Accountants, of Vancouver, BC, Canada, an independent chartered registered accounting firm, as its principal accountant to audit and review our financial statements. Our decision to change auditors was based solely on location, convenience and time factors.

DeJoya Griffith & Company's audit report on the financial statements for the fiscal year ended December 31, 2005 included in our initial Form SB-2 registration statement, and amendments thereto, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. Their audit report, dated February 13, 2006 did contain a "going concern" paragraph concerning an uncertainty as to the ability of Registrant to continue as a going concern.

There have been no disagreements with James Stafford, Chartered Accountants, nor were there any with DeJoya Griffith & Company, on any matter of accounting principles or practices, financial statement disclosures, or auditing scopes or procedures which, if not resolved to their satisfaction, would have caused either firm to make reference to the subject matter in connection with its reports and/or reviews of our consolidated financial statements during the periods reported on by them. None of the reportable events described in Item 304(a) (1)(iv) of Regulation S-B occurred.

Neither Typhoon Tunes nor anyone on our behalf consulted James Stafford, Chartered Accountants, nor DeJoya Griffith & Company, on any matter relating to the application of accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered on our financial statements for the fiscal year ended May 31, 2006.

Item 8a. Accounting Controls and Procedures

Critical Accounting Policies

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with the United States generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission.

As of the end of the period covered by this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Accounting Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended May 31, 2006.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Management

The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name and Address                                               Age                   Position(s)

James Shepard      41    President, CEO, Secretary,  Treasurer CFO, Principal Accounting Officer and Director
306-1917 West 4th Ave.
Vancouver, British Columbia
Canada, V6J 1M7

The person named above is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background Information about Our Sole Officer and Director

James Shepard has been our sole officer and director since inception. Mr. Shepard devotes approximately 20 hours per week to our business. Since 1992, Mr. Shepard has been employed by JGS Events Inc., a company of which he is the owner, president and founder. With extensive experience in trade show production, he owns and has produced many shows including:

- 4th World Chinese Entrepreneurs Convention Industry & Trade Exhibition
- Aerospace North America Home Improvement Trade Show
- Alberta Heavy Construction Show
- Pacific Agriculture Show
- Aqua '92
- Pacific Rim Computer Show
- Cultus Lake Floating Boat Show
- Property Management Trade Show
- Exfor West
- Ship to Shore
- eWorld Exhibition & Conference
- Spring & Fall Home Shows
- Heavy Construction Show
- Vancouver Spring & Fall Gift Show
- Home-Based Business & Opportunities Show
- Wood Technology Show

Prior to forming JGS Events, Mr. Shepard worked with Southex Exhibitions as sales manager/show management. James Shepard completed a Bachelor of Arts from the University of British Columbia in 1988.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics

At this time, we have not adopted a formal Code of Ethics that applies to the Chief Financial Officer. We have, however, followed an informal Code of Ethics requiring Board of Director approval of any material transaction involving our Chief Financial Officer. We believe this procedure reasonably deters material wrongdoing and promotes honest and ethical conduct from our executive officers.

Item 10. Executive Compensation

Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf and have received equity compensation. As a result, no Summary Compensation Table is included in this annual report.

There are no employment agreements, other arrangements or understandings between any executive officer and any director or other person pursuant to which any person was selected as a director or an executive officer.

There were no stock options, SARs or stock warrants granted as bonuses or compensation during the fiscal year ended May 31, 2006.

We do not have any standard arrangements pursuant to which directors are compensated for services as directors.

In addition, no pension or retirement benefit plan has been adopted and none is proposed at this time. There are currently no benefits available or planned for our officers or directors.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 9,000,000 shares of Common Stock issued and outstanding.

Name and Address of Beneficial Owner	Position(s) Held	Nature and Amount of Beneficial Ownership (1)	Percent of Outstanding Common Stock
James Shepard	President, Chief Executive	Direct 9,000,000	100%
306-1917 West 4th Ave. Vancouver, BC	Officer, Principal Accounting Officer, Secretary, Treasurer and Director

All Officers and Directors		9,000,000	100%
as a Group (1 person)

(1) In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12. Certain Relationships and Related Transactions

At May 31, 2006, a total of $3,500 was due to James Shepard, our sole officer and director for monies advanced to us for operating expenses until completion of the sale of our initial public offering and receipt of the proceeds to implement our proposed business plans. The advances made by Mr. Shepard are non-interest bearing, unsecured and have no fixed terms of repayment.

Item 13. Exhibits and Reports on Form 8-K

The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed under our SEC File Number 333-131965 on the SEC website at www.sec.gov:

Exhibit No.   Description

* 3(i)      Articles of Incorporation
* 3(ii)      Bylaws
23        Consent of Accountants
31.1                     Sec. 302 Certification of President
31.2                     Sec. 302 Certification of Principal Accounting Officer/CFO
32.1                     Sec. 906 Certification of President
32.2                     Sec. 906 Certification of Principal Accounting Officer/CFO

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended May 31, 2006 were $4,500.

Audit Related Fees

We incurred no fees for the fiscal year ended May 31, 2006 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal year ended May 31, 2006.

All Other Fees

We incurred no other fees during the fiscal year ended May 31, 2006 and 2005 for products and services rendered by our principal accountants.

Audit Committee Requirements

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us, as well as any services not considered to be "audit services", unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. Because we are still in the development stage and have not yet completed our business plans and/or generated any revenues, we have not yet appointed an audit committee. Our Board of Directors ensure that:

•
All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

•
All non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 29, 2006    Typhoon Tunes Inc., Registrant

/s/ James Shepard
By: James Shepard, President, CEO, Secretary,
Treasurer, CFO, Principal Accounting Officer and
Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

July 29, 2006        Typhoon Tunes Inc., Registrant

/s/ James Shepard
By: James Shepard, President, CEO, Secretary,
Treasurer, CFO, Principal Accounting Officer and
Sole Director

TYPHOON TUNES INC.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

3

James Stafford

James Stafford
Chartered Accountants*
Suite 350 - 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of  Typhoon Tunes Inc.
(A Development Stage Company)

We have audited the balance sheet of Typhoon Tunes Inc. (the “Company”) as at 31 May 2006, and the related statements of operations, cash flows and changes in stockholder’s deficiency for the period from the date of inception on 30 August 2005 to 31 May 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 May 2006 and the results of its operations, cash flows and changes in stockholder’s deficiency for the period from the date of inception on 30 August 2005 to 31 May 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “James Stafford”

Vancouver, CanadaChartered Accountants

21 July 2006

Typhoon Tunes Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
As at 31 May 2006

$

Assets

Current
Cash and cash equivalents	585

585

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	8,021
Loan payable (Note 4)	3,000
Due to related party (Note 5)	3,500

14,521

Stockholder’s deficiency

Capital stock (Note 6)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
2006 - 9,000,000 common shares, par value $0.001	9,000
Deficit, accumulated during the development stage	(22,936)

(13,936)

585

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ James Shepard, Director

Typhoon Tunes Inc.
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)
For the period from the date of inception on 30 August 2005 to 31 May 2006

$

Expenses

Filing fees	204
Legal and accounting	20,970
Office and miscellaneous	905
Transfer agent fees	857

Net loss for the period	22,936

Basic and diluted earnings per common share	(0.003)

Weighted average number of common shares used in per share calculations (Note 2)	9,000,000

Typhoon Tunes Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
For the period from the date of inception on 30 August 2005 to 31 May 2006

$

Cash flows from operating activities
Net loss for the period	(22,936)
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	8,021

(14,915)

Cash flows from financing activities
Common shares issued for cash	9,000
Increase in note payable	3,000
Increase in due to related party	3,500

15,500

Increase in cash and cash equivalents, being cash and cash equivalents, end of period	585

Supplemental Disclosures with Respect to Cash Flows (Note 8)

Typhoon Tunes Inc.
(A Development Stage Company)
Statement of Changes in Stockholder’s Deficiency
(Expressed in U.S. Dollars)

	Number of shares issued	Share Capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholder’s deficiency
		$	$	$	$

Balance at 30 August 2005 (inception)	-	-	-	-	-
Common share issued - cash ($0.001 per share) (Note 6)	9,000,000	9,000	-	-	9,000
Net loss for the period	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	9,000,000	9,000	-	(22,936)	(13,936)

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

1. Nature and Continuance of Operations

Typhoon Tunes Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 30 August 2005. The Company was formed to pursue our concept of making the worldwide inventory of online music available to customers in a friendly and accessible fashion through retail mall kiosks and other point-of-purchase locations, including on the web at typhoonmusic.net.

The Company plans to initially offer download assistance of music from third-party Internet music suppliers to the public in what it believes to be a new format, designed to target people who are not Internet or computer savvy and, thus, not able to download their music preferences on their own.

Once the Company is operational and as funds allow, the Company also intends to expand into a new genre, "music on demand" - downloading music requested by customers and composing CDs for them. By offering customized music, the Company feels it can be the solution for consumers looking for an easy and convenient way to get the music they want, when they want it. Additionally, if customers wish, they will have the option to purchase pre-made music mixes. For example, this could include "today's top ten New York club hits" or "London's favorite hits of the year". At a later date, after our first year of operations, we will consider expanding our offerings to include digital music players and other merchandise.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts in securing and establishing a new business, and its planned principle operations have not commenced. As a result, no revenue has been derived during the organization period. All losses accumulated since inception, have been considered as part of the Company’s development stage activities.

The Company’s financial statements as at 31 May 2006 and for the period from the date of inception on 30 August 2005 to 31 May 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $22,936 for the period from the date of inception on 30 August 2005 to 31 May 2006 and has a working capital deficit of $13,936 at 31 May 2006.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 May 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

At 31 May 2006, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 2. Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company’s fiscal year end is 31 May.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share”. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenues and Expenses Recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements". The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The Company uses guidance provided by the Financial Accounting Standards Board's Emerging Issues Task Force Item 99-19 ("EITF 99-19) in determining whether to report revenues on either a gross or net basis.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May  2006

Revenues are reported on a gross basis when the majority of the following indicators exist: 1) the Company is the primary obligor in the arrangement, 2) the Company has general inventory risk, 3) latitude in establishing price rests with the Company, 4) the Company changes the product or performs part of the service, 5) the Company has discretion in supplier selection, 6) product or service specifications are determined in part by the Company, 7) physical loss inventory risk exists for the Company, and 8) the Company has credit risk. The Company reports revenues on a gross basis when it acts as principal and the preceding indicators exist.

Revenues are reported on a net basis when the majority of the following indicators exist: 1) the supplier is the primary obligor in the arrangement, 2) the amount the Company earns is fixed, and 3) the supplier has credit risk. The Company reports revenues on a net basis when it provides brokerage services, including assisting buyers and sellers in preparing and coordinating the purchase and delivery of products, generating commission revenues from facilitating the process.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise”. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 30 August 2005 to 31 May 2006.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translatio”n. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

Stock-based compensation

Effective 1 March 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, which amends SFAS Statement No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 2”9. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.
3.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

4. Note payable

The note payable is non-interest bearing, unsecured and has no fixed term of repayment.

5. Due to Related Party

As at 31 May 2006, the amount due to related party consists of $3,500 payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

6. Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 9,000,000 common shares with a par value of $0.001 per common share.

On 31 October 2005, 9,000,000 common shares of the Company were issued for cash proceeds of $9,000.

There were no common share purchase options or warrants outstanding as of 31 May 2006.

By a prospectus filed 21 February 2006, the Company announced an offering of 10,000,000 Units (the “Units”) on a “self-underwritten” basis under which officers and directors of the Company will attempt to sell the Units. The Units will be offered at a fixed price of $0.025 per Unit for a period of 180 days from the date of the prospectus. Each Unit consists of one common share of the Company and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of the Company at a price of $0.10 per share for a period of two years from the date of the offering. Under the terms of this “all-or-nothing” offering, the Company must sell all of the Units before it can use any of the proceeds, and in the event that the Company does not sell all of the Units within 180 days from the date of the prospectus, all funds raised must be returned to the holders, without deductions or interest.

7.    Income Taxes

There are no current or deferred tax expenses for the year ended 31 May 2006 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

The provision for refundable federal income tax consists of the following:

For the period from the date of inception on 30 August 2005 to 31 May 2006
$

Deferred tax asset attributable to:
Current operations	(7,798)
Less: Change in valuation allowance	7,798

Net refundable amount	-

The composition of the Company’s deferred tax assets as at 31 May 2006 is as follows:

31 May 2006
$

Net income tax operating loss carryforward	(22,936)

Statutory federal income tax rate	34%
Effective income tax rate	0%

Gross deferred tax assets	(7,798)
Less: Valuation allowance	7,798

Net deferred tax asset	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 May 2006, the Company has an unused net operating loss carry-forward balance of approximately $22,936 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires in 2026.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 May 2006

8. Supplemental Disclosures with Respect to Cash Flows

For the period from the date of inception on 30 August 2005 to 31 May 2006
$

Cash paid during the year for interest	-
Cash paid during the year for income taxes	-

9.	Subsequent Event

 Subsequent to 31 May 2006, the Company received subscriptions for 1,440,000 Units for cash proceeds of $36,000 ( Note 6).