Form 10QSB
period 2006-08-31
Typhoon Tunes Inc.
filed 2006-10-11
CIK 1352588

OMB APPROVAL
OMB Number : 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: .....192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly three month period ended: August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________________ to _________________

Commission file number: 000-52130

TYPHOON TUNES INC. (Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-3387991 (IRS Employer Identification No.)

711 South Carson Street, Suite #4, Carson City, Nevada 89701 (Address of principal executive offices)

775-881-3326 (Issuer's telephone number)

Not Applicable (Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ] Accelerated Filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [  ] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 9,000,000 common shares issued and outstanding as of August 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Form 10-QSB that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934,as amended. These include statements about our expectations, beliefs, intentions or strategies for the future, which are indicated by words or phrases such as 'anticipate', 'expect', 'intend', 'plan', 'will', 'the Company believes', 'management believes' and similar words or phrases. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions. Our actual results could differ materially from results anticipated in these forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because we are a start up, development stage business, the results of operations for the three months ended August 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

Typhoon Tunes Inc.
(A Development Stage Company)
 Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Typhoon Tunes Inc.
(A Development Stage Company)
 Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31 August 2006	As at 31 May 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents held in trust (Note 7)	156,455	585

Liabilities

Current
Bank indebtedness	975	-
Accounts payable and accrued liabilities (Note 3)	7,035	8,021
Note payable (Note 4)	3,000	3,000
Due to related party (Note 5)	5,490	3,500

	16,500	14,521

Stockholders' equity
Capital stock (Note 7)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 August 2006 - 9,000,000 common shares, par value $0.001
31 May 2006 - 9,000,000 common shares, par value $0.001	9,000	9,000
Additional paid-in capital	6,000	-
Share subscriptions received in advance (Note 7)	156,500	-
Deficit, accumulated during the development stage	(31,545)	(22,936)

	139,955	(13,936)

	156,455	585

Nature and Continuance of Operations (Note 1), Subsequent Events (Note 10)

On behalf of the Board:

/s/ James Shepard

Director
James Shepard

Typhoon Tunes Inc.
(A Development Stage Company)
 Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 30 August 2005 to 31 August 2006	For the three month period ended 31 August 2006	For the period from 30 August 2005 to 31 August 2005
	$	$	$

Expenses
Filing fees	134	-	-
Legal and accounting	22,313	1,343	-
Management fees (Note 6)	4,500	4,500	-
Office and miscellaneous	2,137	1,162	-
Rent (Note 6)	1,500	1,500	-
Transfer agent fees	961	104	-

Net loss for the period	(31,545)	(8,609)	-

Basic and diluted loss per common share		(0.001)	-

Weight average number of common shares used in per share calculations (Note 2)		9,000,000

Typhoon Tunes Inc.
(A Development Stage Company)
 Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 30 August 2005 to 31 August 2006	For the three month period ended 31 August 2006	For the period from 30 August 2005 to 31 August 2005
	$	$	$

Cash flows from operating activities
Net loss for the period	(31,545)	(8,609)	-
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital - expenses (Notes 6 and 7)	6,000	6,000	-
Changes in operating assets and liabilities			-
Increase (decrease) in accounts payable and accrued liabilities	7,035	(986)	-

	(18,510)	(3,595)	-

Cash flows from financing activities
Increase in bank indebtedness	975	975	-
Common shares issued for cash	9,000	-	-
Increase in note payable	3,000	-	-
Increase in due to related party	5,490	1,990	-
Share subscriptions received in advance	156,500	156,500	-

	174,965	159,465	-

Increase in cash and cash equivalents	156,455	155,870	-

Cash and cash equivalents, beginning of period	-	585	-

Cash and cash equivalents, end of period (Note 7)	156,455	156,455	-

Supplemental Disclosures with Respect to Cash Flows (Note 9)

Typhoon Tunes Inc.
(A Development Stage Company)
 Statement of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Share Capital	Additional paid-in capital	Share subscriptions received in advance	Deficit, accumulated during the development stage	Stockholders' equity
		$	$	$	$	$

Balance at 30 August 2005 (inception)	-	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	9,000,000	9,000	-	-	-	9,000
Net loss for the period	-	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	9,000,000	9,000	-	-	(22,936)	(13,936)
Share subscriptions received in advance (Note 7)	-	-	-	156,500	-	156,500
Contributions to capital by related party - expenses (Notes 6 and 7)	-	-	6,000	-	-	6,000
Net loss for the period	-	-	-	-	(8,609)	(8,609)

Balance at 31 August 2006	9,000,000	9,000	6,000	156,500	(31,545)	139,955

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)

  Nature and Continuance of Operations

  Typhoon Tunes Inc. (the "Company") was incorporated under the laws of the State of Nevada on 30 August 2005. The Company was formed to provide music through retail mall kiosks and other point-of-purchase locations, including on the Internet website at typhoontunes.com.

  The Company plans to initially offer download assistance of music from third-party Internet music suppliers to the public in what it believes to be a new format, designed to target people who are not Internet or computer savvy or are not willing or able to download their music preferences on their own.

  Once the Company is operational and as funds allow, the Company also intends to expand into a new genre, "music on demand" - downloading individual songs requested by customers onto a CD/DVD or their personal portable music device or by creating a CD/DVD of the customer's choice. By offering customized music, the Company feels it can be the solution for consumers looking for an easy and convenient way to get the music they want, when they want it. Additionally, if customers wish, they will have the option to purchase pre-made music mixes. For example, this could include "today's top ten New York club hits" or "London's favorite hits of the year". At a later date, after our first year of operations, we will consider expanding our offerings to include digital music players and other merchandise.

  The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period. All losses accumulated since inception, have been considered as part of the Company's development stage activities.

  The Company's financial statements as at 31 August 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $8,609 for the three month period ended 31 August 2006 (31 August 2005 - $Nil) and has working capital of $139,955 at 31 August 2006 (31 May 2006 - working capital deficit of $13,936).

  Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 May 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 August 2006, the Company has not yet moved into the revenue generation stage of the business and suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
  Significant Accounting Policies

  The following is a summary of significant accounting policies used in the preparation of these financial statements.

  Basis of presentation

  The accompanying unaudited interim financial statements have been prepared as of 31 August 2006 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 August 2006 are not necessarily indicative of the results that may be expected for the year ending 31 May 2007.

  These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 May 2006.

  Cash and cash equivalents

  Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

  Financial instruments

  The carrying value of cash, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short maturity of these instruments. The

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 August 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

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

Segments of an enterprise and related information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Company's general and administrative expenses for the period from the date of inception on 30 August 2005 to 31 May 2006.

Foreign currency translation

The Company's functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-based compensation

Effective 1 March 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment", which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation".  The Company adopted FAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Recent accounting pronouncements

In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS Statement No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.  The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting for and the reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.
  Accounts Payable and Accrued Liabilities

  Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

  Note Payable

  The note payable is non-interest bearing, unsecured and has no fixed term of repayment.

  Due to Related Party

  As at 31 August 2006, the amount due to related party consists of $5,490 payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

  Related Party Transactions

  During the three month period ended 31 August 2006, an officer, director and shareholder of the Company has made contributions to capital for management fees and rent in the amount of $4,500 (31 August 2005 - $Nil, cumulative - $4,500) and $1,500 (31 August 2005 - $Nil, cumulative - $1,500) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

  Capital Stock

  Authorized

  The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

Issued and outstanding

The total issued and outstanding capital stock is 9,000,000 common shares with a par value of $0.001 per common share.

On 31 October 2005, 9,000,000 capital stock of the Company were issued for cash proceeds of $9,000.

There were no common share purchase options or warrants outstanding as of 31 August 2006.

By a prospectus filed 21 February 2006, the Company announced an offering of 10,000,000 Units (the "Units") on a "self-underwritten" basis under which officers and directors of the Company will attempt to sell the Units. The Units will be offered at a fixed price of $0.025 per Unit for a period of 180 days from the date of the prospectus. Each Unit consists of one common share of the Company and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional common share of the Company at a price of $0.10 per share for a period of two years from the date of the offering. Under the terms of this "all-or-nothing" offering, the Company must sell all of the Units before it can use any of the proceeds, and in the event that the Company does not sell all of the Units within 180 days from the date of the prospectus, all funds raised must be returned to the holders, without deductions or interest. As at 31 August 2006 the Company received $156,500 pursuant to this offering and this amount is shown as cash and cash equivalents held in trust at this date (Note 10).

During the three month period ended 31 August 2006, an officer, director and shareholder of the Company made contributions to capital by payment of Company expenses (Note 6).

  Income Taxes

  The Company has losses carried forward for income tax purposes to 31 August 2006. There are no current or deferred tax expenses for the period ended 31 August 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Typhoon Tunes Inc.
(A Development Stage Company)
 Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

The provision for refundable federal income tax consists of the following:

	For the three month period ended 31 August 2006	For the period from 30 August 2005 to 31 August 2005
	$	$

Deferred tax asset attributable to:
Current operations	2,927	-
Contributions to capital by related parties (Notes 6 and 7)	(2,040)	-
Less: Change in valuation allowance	(887)	-

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 31 August 2006 and 31 May 2006 is as follows:

	31 August 2006	31 May 2006 (Audited)
	$	$

Net income tax operating loss carryforward	(25,545)	(22,936)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	8,685	7,798
Less: Valuation allowance	(8,685)	(7,798)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 August 2006, the Company has an unused net operating loss carryforward balance of approximately $25,545 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2026.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 August 2006

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 30 August 2005 to 31 August 2006	For the three month period ended 31 August 2006	For the period from 30 August 2005 to 31 August 2005
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

  During the three month period ended 31 August 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $4,500 and $1,500 respectively (Notes 6 and 7).

  Subsequent Events

Subsequent to 31 August 2006, the Company completed its offering of 10,000,000 Units (Note 7).

Item 2. Management's Discussion and Analysis or Plan of Operation.

Typhoon Tunes Inc. was incorporated in the State of Nevada on August 30, 2005. We were formed to pursue our concept of making the worldwide inventory of online music available to customers in a friendly and accessible fashion through retail mall kiosks and other point-of-purchase locations, including on the world wide web at www.typhoontunes.com. We currently have no patents on our programs and no patents pending. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Our only asset as of the date of the filing of this report is cash and cash equivalents held in trust of $156,454.70 in our Proceeds account at Banner Bank which we will not be able to access unless we complete the Initial Offering and raise the full $250,000 as outlined in our SB2 registration statement. At August 31, 2006 we had an accumulated deficit of $31,545.

Our major focus at this time is to raise the money for our initial offering. We have completed the development of our logo and kiosk designs and are proceeding with the completion of the details of the functionality of our website.

We are in the development stage and have not yet generated any revenues.

As of August 31, 2006 we had raised approximately 62% of the proceeds for the initial offering of our securities, as registered with the U.S. Securities and Exchange Commission on a Form SB-2. A complete description of the offering terms can be found in the final registration statement Form SB-2/A, originally filed on February 21, 2006 and accepted on May 12, 2006 on the SEC website at www.sec.gov, under our SEC File Number 333-131965. Since August 31, 2006, we have completed this offering. The offering had a 180 day 'all-or-nothing' restraint on it which means that if we did not raise the full amount of the offering by the due date, we would have been required to return all of the funds to the subscribers without interest or penalty. As we have been successful in raising the full amount of our initial offering, we have since deposited the funds into our operating account and intend to proceed with our business plans, as outlined in our Form SB-2 registration statement, which can be found in its entirety on the SEC website at www.sec.gov, under our CIK Number 0001352588.

Critical Accounting Policies and Significant Judgments and Estimates

There have been no material changes in our critical accounting policies or critical accounting estimates since the filing of our initial registration statement on Form SB-2 in February 2006, nor have we adopted any accounting policy that has or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see Note 2, "Summary of Significant Accounting Policies and Significant Judgments and Estimates" in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-KSB for the fiscal year ended May 31, 2006.

Plan of Operation/Milestones for next 12 months

In general, our major focus for the next six months will be to complete our initial offering, the development of our website and take our business to the point where it begins to generate revenue. Although our original plan was to launch our business with a kiosk in a high traffic location, we have now decided that it would be more prudent and therefore more respectful of our shareholders to ensure that our business is fully functioning on the web as the preliminary step and to set up kiosks as secondary and tertiary steps.

Following is our plan of operation for the next 12 months:

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, all of which are dependent on receipt of the proceeds from our initial public offering, of which there can be no assurance.

Within 3 months following completion of the offering and receipt of the total proceeds therefrom, we expect to:

  Complete development, functionality and publishing of the website.
  Begin construction of a first model of a kiosk to be used for test purposes and training.

Our budget for this phase is estimated to be approximately $19,500.

Within approximately 6-9 months, or upon completion of the first phase above, we expect to:

  Have our website established and operational.
  Complete the model kiosk and test all equipment.
  Have all graphics and promotional material completed.
  Complete selection and negotiations for a physical space for our first kiosk.
  Develop and begin to initiate advertising and PR plan.
  Hire and train one or more employees to staff the kiosk.
  Finalize any incomplete negotiations with the company or companies from whom we purchase the music we will sell.
  Ensure that any and all required federal, state and/or province licenses are up-to-date and complete.
  Complete details to handle debit and credit card transactions

Our budget for this phase is estimated to be approximately $64,500 or, if there is a significant advance required for the leased space for the kiosk, is estimated to be approximately $100,000.

Within approximately 12 months, or upon completion of the first and second phases above, we expect to:

  Commence web-based sales.
  Enter into a lease agreement and have the first TyTunes kiosk operational.
  Continue to research and develop software and expand online suppliers.
  Launch full advertising and marketing program.
  Scout out additional locations for subsequent kiosk locations.

Our budget for this phase is estimated to be approximately $91,500 or, if as mentioned above there is a significant advance required for the leased space for the kiosk, is estimated to be approximately $56,000.

Within 12-18 months we expect to:

  Have a successful location generating sales and revenues.
  Develop a loyalty program for our customers.
  Have several additional locations researched and/or selected for suitability.
  Determine possibility of expansion and possibly enter into additional leases for space

Our budget for this phase is estimated to be $64,500.

Results of Operations

We have had no revenues since inception and have incurred a net loss of $31,545 since inception, not taking into consideration the proceeds from our initial offering because they are not available to us until the offering has been successfully completed.

No comparative analyses are made in this report, as we were only incorporated in August 2005 and had only conducted minimal operations at August 31, 2006 as our focus has been to complete the SB2 registration application and raise the proceeds from our initial offering contained within. (see www.sec.gov and use CIK#0001352588)

Operating expenses for the three-month period ended August 31, 2006 since our 10KSB was filed with SEC on May 31, 2006 were $8,609. These expenses were mainly attributed to legal, accounting fees incurred in the preparation and filing of our 10KSB and associated requirements.

Net loss for the three-months ended August 31, 2006 was $8,609 or $0.00096 per share.

Liquidity and Capital Resources

At August 31, 2006, we had a total of $156,455 in cash and cash equivalents held in trust.

There were no cash flows investing activities for the three months ended August 31, 2006.

Cash provided by financing activities for the three months ended August 31, 2006 was $159,465, consisting of $975 attributed to the increase in bank indebtedness, advances due to our shareholder in the amount of $1,990, and subscriptions received in advance of $156,500.

A total of $5,490 is due to our sole officer and director for advances made to the company since inception. This balance is non-interest bearing, unsecured and has no fixed repayment term.

While we believe we will complete the initial offering and that the resulting capital will be sufficient to meet our cash flow needs for the next 12 months, there can be no guarantee.

There were no stock options issued or outstanding at August 31, 2006.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and/or attain profitable operations. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders if and when it may be needed. Additional financing may not be available to us on favorable terms, if at all. Accordingly, our accountants have indicated there is substantial doubt about our ability to continue as a going concern.

Research and Development

In the next 12 months, we do not intend to spend any funds on research and development, other than those disclosed in our Plan of Operation above and we do not intend to purchase any major equipment.

Employees

We expect to hire one or two new employees during the ensuing year.

Capital Expenditures

We do not anticipate any material commitments for capital expenditures in the near term other than any mentioned in our budget. We are not aware of any trend in our industry or capital resources that may have a negative impact on our income or revenues.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with any party.

Subsequent Events

See Part II Item 5 of this Form 10-QSB.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Management believes the disclosures made are adequate to make the information not misleading. The financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles. Preparing financial statements requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates and assumptions are affected by Management's application of accounting policies. These important accounting policies include the successful efforts method of accounting for property and equipment, revenue recognition, accounting for income taxes and foreign currency translation.

Management maintains disclosure controls and procedures designed to ensure that we are able to timely collect the information we are required to disclose in our reports filed with the U.S. Securities and Exchange Commission. Within the 90 days prior to the date of this report, we performed an evaluation, under the supervision and with the participation of our Management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Principal Executive Officer and Principal Financial Officer concluded that the current disclosure controls are effective in timely alerting us to any material information required to be included in our periodic SEC filings.

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in "Part I-Item 1A-Risk Factors" in our Annual Report on Form 10-KSB for the year ended May 31, 2006, which could materially affect our business, financial condition or future results. Since we are still in the development stage, our projected risks, as outlined in our original registration statement on Form SB-2 and in our Annual Report have not changed. The risks described in both are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equities and Use of Proceeds.

Unregistered Sales of Equities

Not Applicable.

Use of Proceeds of Registered Offering

As of August 31, 2006, we had raised approximately $156,500 of the $250,000.00 amount we intended to raise in the Form SB-2 Registration Statement we originally filed with the SEC on February 21, 2006 and which was declared effective May 12, 2006. Under the terms of the offering we were required to sell all of the securities being offered under the registration statement before we could use any of the proceeds. Therefore, as of August 31, 2006, we had not used any of the proceeds in this offering.

Item 3. Default Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during this quarter.

Item 5. Other Information.

Completion of Form SB-2 Registered Offering

Subsequent to August 31, 2006, we completed our public offering of 10,000,000 Units raising an aggregate total of $250,000. Each Unit consists of one share of our common stock and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of the offering. This offering was conducted via a registered offering filed February 21, 2006, as amended on Form SB-2 with the Securities and Exchange Commission. The offering was declared effective May 12, 2006. The Units were offered at a fixed price of $0.025 per Unit for a period of 180 days from the effective date of the Form SB-2. We were required to sell all of the Units before we could use any of the proceeds of the offering, and in the event we were unable to sell all of the Units within 180 days from the date of the effective date, we would have had to return all funds raised in the offering to the holders, without deductions or interest.

Change of Auditor

Effective June 16, 2006, we dismissed our independent auditors, DeJoya Griffith & Company of Henderson, Nevada ("DeJoya"), which action was approved by our Board of Directors on June 16, 2006.

Except as described in the following sentence, the reports of DeJoya on our financial statements for either of the past fiscal year (we were incorporated on August 30, 2005) did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The report of DeJoya on our financial statements for the fiscal year ended May 31, 2006 does, however, contain an expression of substantial doubt as regarding our ability to continue as a going concern.

In addition, during our most recent fiscal year and through to the date of dismissal June 16, 2006, there was no disagreement with DeJoya on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

We requested that DeJoya furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in our Form 8-K filing dated July 12, 2006. A copy of DeJoya's letter to the Securities and Exchange Commission was included as Exhibit 16.1with that filing.

On June 16, 2006, James Stafford, Chartered Accountant ("Stafford") was engaged as our independent auditors, commencing with the quarter ended August 30, 2006.

During the most recent fiscal year and the interim period preceding the engagement of Stafford, we had not consulted with Stafford regarding either:

  the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report or oral advice was provided to us by Stafford that Stafford concluded was an important factor considered by us in reaching a decision as to the accounting, auditing, or financial reporting issue; or
  any matter that was either the subject of a disagreement or event identified in response to paragraph (a) (1) (iv) of Item 304, as those terms are used in Item 304 (a) (1) (iv) of Regulations S-B and S-K and the related instructions to Item 304 of Regulations S-B and S-K.

Item 6. Exhibits and Reports on Form 8-K.

A) Exhibits

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on February 21, 2006, under our CIK Number 0001352588 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit Number	Exhibit Title
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code
* Incorporated by reference from our Form SB-2 Registration Statement, as amended, filed on February 21, 2006.

B) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
July 12, 2006	June 16, 2006	Item 4.01 and 9.01 - Change of Auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 10, 2006

TYPHOON TUNES INC.
BY:	/s/ James G. Shepard _________________________________________________
James G. Shepard, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director

