Form 10KSB/A
period 2006-08-31
Typhoon Tunes Inc.
filed 2006-10-30
CIK 1352588

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

               Washington, D.C. 20549

FORM 10K-SB/ A-1

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

Indicate whether by mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES___ X ___ NO_______

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

In February 2006, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission and received clearance to sell a total of 10,000,000 Units of our Common Stock at a price of $.025 per Unit. Each Unit consists of one share of common stock, par value $.001 (the "Shares"), and one common stock purchase warrant. Each common stock purchase warrant (the "Warrants") entitles the holder to purchase one additional share of common stock at an exercise price of $.10 per Warrant, expiring in May 2008, two years from the effective date of the registration statement. The Shares and Warrants will be immediately detachable and separately eligible for trading if and when a public market is ever developed for our securities. While we intend to seek to engage the services of a market maker to apply for quotation on the Over-the-Counter Bulletin Board on our behalf following completion of the offering and implementation of our business plans, we cannot guarantee that our application will be approved and our stock listed and quoted for sale on any public market.

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

Physically, the dimensions of the kiosks are currently planned at approximately 7' x 12' in order to conform to retail space limitations, while allowing convenient sizing opportunities for other venues such as trade show, fairs and other such special events. The counter space of the kiosks will feature promotional displays that highlight popular and top-selling songs from a number of musical genres to help with the customers' buying decisions and aid in impulse purchases. Another feature of the "Typhoon Tunes" kiosks will be terminals where customers can sample music clips and conduct searches for songs they may wish to purchase.

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

Subsequent Events

Subsequent to May 31, 2006 and as of the date of the filing of this annual report, we have sold a total of 1,440,000 Units for proceeds of $36,000 in connection with our initial public offering, registered with the U.S. Securities and Exchange Commission on Form SB-2. Pursuant to the terms of the offering, which is an "all-or-none" offering, all of the proceeds will be held in a separate bank account and will not be transferred or used by us until all of the Units are sold and the total proceeds are received. A copy of the final Form SB-2/A registration statement with complete details can be found in its entirety on the SEC website under our file number 333-131965.

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

All audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by s.10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002) are preapproved by the Board.

All non-audit services (other than certain de minimis services described in s.10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries are preapproved by the Board.

All audit fees were approved by the Board of Directors.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 30 , 2006

Typhoon Tunes Inc., Registrant

/s/ James Shepard
By: James Shepard, President, CEO, Secretary,
Treasurer, CFO, Principal Accounting Officer and
Sole Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:

October 30 , 2006

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
Facsimile +1 604 669 0754
* Incorporated professional

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholder of  Typhoon Tunes Inc.
(A Development Stage Company)

We have audited the balance sheet of Typhoon Tunes Inc. (the "Company") as at 31 May 2006, and the related statements of operations, cash flows and changes in stockholder's deficiency for the period from the date of inception on 30 August 2005 to 31 May 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 May 2006 and the results of its operations, cash flows and changes in stockholder's deficiency for the period from the date of inception on 30 August 2005 to 31 May 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "James Stafford"

Vancouver, Canada

Chartered Accountants

21 July 2006

Typhoon Tunes Inc.
(A Development Stage Company)
Balance Sheet
(Expressed in U.S. Dollars)
As at 31 May 2006

$

Assets

Current
Cash and cash equivalents	585

585

Liabilities

Current
Accounts payable and accrued liabilities (Note 3)	8,021
Loan payable (Note 4)	3,000
Due to related party (Note 5)	3,500

14,521

Stockholder's deficiency

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

Supplemental Disclosures with Respect to Cash Flows (Note 8)

Typhoon Tunes Inc.
(A Development Stage Company)
Statement of Changes in Stockholder's Deficiency
(Expressed in U.S. Dollars)

	Number of shares issued	Share Capital	Additional paid in capital	Deficit, accumulated during the development stage	Stockholder's deficiency
		$	$	$	$

Balance at 30 August 2005 (inception)	-	-	-	-	-
Common share issued - cash ($0.001 per share) (Note 6)	9,000,000	9,000	-	-	9,000
Net loss for the period	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	9,000,000	9,000	-	(22,936)	(13,936)

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

The Company's financial statements as at 31 May 2006 and for the period from the date of inception on 30 August 2005 to 31 May 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $22,936 for the period from the date of inception on 30 August 2005 to 31 May 2006 and has a working capital deficit of $13,936 at 31 May 2006.

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

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company's fiscal year end is 31 May.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Foreign currency translation

The Company's functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translatio"n. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 2"9. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

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

7.    Income Taxes

There are no current or deferred tax expenses for the year ended 31 May 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

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

The composition of the Company's deferred tax assets as at 31 May 2006 is as follows:

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