Form 10QSB/A
period 2006-08-31
Typhoon Tunes Inc.
filed 2006-10-30
CIK 1352588

OMB APPROVAL
OMB Number : 3235-0070
Expires: January 31, 2008
Estimated average burden hours per response: .....192

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-QSB/ A-1

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ X ] No [ ]

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

October 30 , 2006

TYPHOON TUNES INC.
BY:	/s/ James G. Shepard _________________________________________________
James G. Shepard, President, CEO, Secretary, Treasurer, CFO, Principal Accounting Officer and sole Director

