Form 10QSB
period 2006-11-30
Typhoon Tunes Inc.
filed 2007-01-11
CIK 1352588

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-52130

TYPHOON TUNES INC.
(Name of small business issuer in its charter)

Nevada	20-3387991
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

711 South Carson Street, Suite #4, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 775-881-3326

(Former names, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                                                                                                                                                      Yes [X] No [ ]

i

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] No [  ]

Not Applicable

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
19,000,000 common shares issued and outstanding as of November 30, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because we are a start up, development stage business, the results of operations for the three and six months ended November 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

Typhoon Tunes Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

Typhoon Tunes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30 November 2006	As at 31 May 2006 (Audited)
	$	$

Assets
Current
Cash and cash equivalents	204,016	585

Property and equipment (Note 3)	5,540	-
Website and kiosk development costs (Note 4)	15,367	-

	224,923	585
Liabilities
Current
Accounts payable and accrued liabilities (Note 5)	2,500	8,021
Note payable (Note 6)	-	3,000
Due to related party (Note 7)	-	3,500
	__________________	__________________

	2,500	14,521
	__________________	__________________
Stockholders' equity
Capital stock (Note 9)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
30 November 2006 - 19,000,000 common shares, par value $0.001
31 May 2006 - 9,000,000 common shares, par value $0.001	19,000	9,000
Additional paid-in capital	248,443	-
Warrants	3,557	-
Deficit, accumulated during the development stage	(48,577)	(22,936)
	__________________	__________________

	222,423	(13,936)
	__________________	__________________

	224,923	585

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ James Shepard

________________________
James Shepard, Director

Typhoon Tunes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 30 August 2005 to 30 November 2006	For the three month period ended 30 November 2006	For the three month period ended 30 November 2005	For the six month period ended 30 November 2006	For the period from the date of inception on 30 August 2005 to 30 November 2005
	$	$	$	$	$

Expenses
Depreciation	94	94	-	94	-
Filing fees	1,284	1,150	-	1,080	--
Legal and accounting	27,415	5,102	6,382	6,444	6,382
Management fees (Notes 8, 9 and 11)	9,000	4,500	-	9,000	-
Office and miscellaneous	2,339	202	18	1,435	18
Rent (Notes 8, 9 and 11)	3,000	1,500	-	3,000	-
Transfer agent fees	1,838	877	505	981	505
Website planning costs	3,607	3,607	-	3,607	-
	_______________	_______________	_______________	_______________	_______________

Net loss for the period	(48,577)	(17,032)	(6,905)	(25,641)	(6,905)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.002)	(0.001)
		_______________	_______________	_______________	_______________

Weighted average number of common shares used in per share calculations (Note 2)		18,280,892	3,065,934	13,871,107	3,032,608

Typhoon Tunes Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 30 August 2005 to 30 November 2006	For the three month period ended 30 November 2006	For the three month period ended 30 November 2005	For the six month period ended 30 November 2006	For the period from the date of inception on 30 August 2005 to 30 November 2005
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(48,577)	(17,032)	(6,905)	(25,641)	(6,905)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital - expenses (Notes 8, 9 and 11)	12,000	6,000	-	12,000	-
Depreciation	94	94	-	94	-
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	-	-	(300)	-	(300)
Increase (decrease) in accounts payable and accrued liabilities	2,500	(4,535)	6,382	(5,521)	6,382

	(33,983)	(15,473)	(823)	(19,068)	(823)

Cash flows from investing activities
Purchase of computer hardware	(5,634)	(5,634)	-	(5,634)	-
Website and kiosk development costs	(15,367)	(15,367)	-	(15,367)	-

	(21,001)	(21,001)	-	(21,001)	-

Cash flows from financing activities
Increase (decrease) in bank indebtedness	-	(975)	-	-	-
Common shares issued for cash	259,000	250,000	9,000	250,000	9,000
Increase (decrease) in note payable	-	(3,000)	-	(3,000)	-
Increase (decrease) in due to related party	-	(5,490)	500	(3,500)	500
Share subscriptions received in advance	-	(156,500)	-	-	-

	259,000	84,035	9,500	243,500	9,500

Increase in cash and cash equivalents	204,016	47,561	8,677	203,431	8,677

Cash and cash equivalents, beginning of period	-	156,455	-	585	-

Cash and cash equivalents, end of period	204,016	204,016	8,677	204,016	8,677

Supplemental Disclosures with Respect to Cash Flows (Note 11)

Typhoon Tunes Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

	Number of common shares issued	Share Capital	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders' equity
		$	$	$	$	$

Balance at 30 August 2005 (inception)	-	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	9,000,000	9,000	-	-	-	9,000
Net loss for the period	-	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	9,000,000	9,000	-	-	(22,936)	(13,936)
Share subscriptions received in advance (Note 9)	-	-	-	-	-	156,500
Common shares issued for cash ($0.001 per unit ) (Note 9)	10,000,000	10,000	236,443	-	-	246,443
Warrants granted (Note 9)	-	-	-	3,557	-	3,557
Contributions to capital by related party - expenses (Notes 8, 9 and 11)	-	-	12,000	-	-	12,000
Net loss for the period	-	-	-	-	(25,641)	(25,641)

Balance at 30 November 2006	19,000,000	19,000	248,443	3,557	(48,577)	222,423

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

  Nature and Continuance of Operations

Typhoon Tunes Inc. (the "Company") was incorporated under the laws of the State of Nevada on 30 August 2005. The Company was formed to provide music through retail mall kiosks and other point-of-purchase locations, including on the Internet at typhoontunes.com.

The Company plans to initially offer download assistance of music from third-party Internet music suppliers to the public in what it believes to be a new format, designed to target people who are not Internet or computer savvy or who are not willing or able to download their music preferences on their own.

Once the Company is operational, and as funds allow, the Company also intends to expand into a new genre, "music on demand" - downloading individual songs requested by customers onto a CD/DVD or their personal portable music device or by creating a CD/DVD of the customer's choice. By offering customized music, the Company feels it can be the solution for consumers looking for an easy and convenient way to get the music they want, when they want it. Additionally, if customers wish, they will have the option to purchase pre-made music mixes. For example, this could include "today's top ten New York club hits" or "London's favorite hits of the year". At a later date, after our first year of operations, we will consider expanding our offerings to include digital music players and other merchandise.

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

The Company's financial statements as at 30 November 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $25,641 for the six month period ended 30 November 2006 (30 November 2005 - $6,905) and has working capital of $201,516 at 30 November 2006 (31 May 2006 - working capital deficiency of $13,936).

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
30 November 2006

recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 November 2006, the Company has not yet moved into the revenue generation stage of the business and suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
  Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 November 2006 and for the three and six month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 30 November 2006 are not necessarily indicative of the results that may be expected for the year ending 31 May 2007.

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
30 November 2006

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

Software, kiosk and website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", will be expensed as incurred. The costs of website development, during the planning stage, as defined under Emerging Issued Task Force ("EITF") No. 00-2 "Accounting for Web Site Development Costs", will also be expensed as incurred.

Computer software, website, and kiosk development incurred during the application and infrastructure development stage, including external direct costs of materials and services consumed in developing the software and creating graphics and website content, will be capitalized and amortized over the estimated useful life, beginning when the software is ready for use and after all substantial testing is completed and the website is operational.

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
30 November 2006

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

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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
30 November 2006

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
30 November 2006

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

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending May 31, 2007. The Company is currently reviewing the impact of this statement.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on June 1, 2008. The Company is currently reviewing the impact of this statement.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS Statement No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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
30 November 2006

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

The FASB has also issued SFAS No. 151 and 152, but they will not have an effect of the financial reporting of the Company.
  Property and Equipment

		Accumulated amortization	Net Book Value
	Cost		30 Nov 2006	31 May 2006 (Audited)
	$	$	$	$

Computer hardware	5,634	94	5,540	-

	5,634	94	5,540	-

  During the six month period ended 30 November 2006, total additions to property and equipment were $5,634 (30 November 2005 - $Nil).

  Website and Kiosk Development Costs

		Accumulated amortization	Net Book Value
	Cost		2006	2005
	$	$	$	$

Website and kiosk development costs	15,367	-	15,367	-

	15,367	-	15,367	-

  During the six month period ended 30 November 2006, the Company incurred website and kiosk development costs of $15,367 (30 November 2005 - $Nil).

  Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

  Note Payable

  The note payable amount of $Nil (31 May 2006 - $3,000) is non-interest bearing, unsecured and has no fixed term of repayment.

  Due to Related Party

  The amount due to a related party of $Nil (31 May 2006 - $3,500) is payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

  Related Party Transactions

  During the six month period ended 30 November 2006, an officer, director and shareholder of the Company has made contributions to capital for management fees and rent in the amount of $9,000 (30 November 2005 - $Nil, cumulative - $9,000) and $3,000 (30 November 2005 - $Nil, cumulative - $3,000) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Notes 9 and 11).

  Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 19,000,000 common shares with a par value of $0.001 per common share.

On 31 October 2005, 9,000,000 capital stock of the Company were issued for cash proceeds of $9,000.

On 26 September 2006, 10,000,000 Units (the "Units") of the Company were issued for cash proceeds of $250,000. Each Unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 18 May 2008. The Company received $156,500 in the previous quarter and the remaining $93,500 in the current period.

As of 30 November 2006, there were 10,000,000 share purchase warrants outstanding. Each common share purchase warrant entitles the holder to purchase one additional common share of the

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

Company at a price of $0.10 per share expiring 21 February 2008.

During the six month period ended 30 November 2006, an officer, director and shareholder of the Company made contributions to capital by payment of Company expenses (Notes 8 and 11).

Warrants

The following share purchase warrants were outstanding at 30 November 2006:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	10,000,000	1.50

		10,000,000

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

The following is a summary of warrant activities during the six month period ended 30 November 2006 and the period from the date of inception on 30 August 2005 to 30 November 2005:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 30 August 2005	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 November 2005	-	-

Weighted average fair value of warrants granted during the period ended 30 November 2005		-

Outstanding and exercisable at 31 May 2006	-	-

Granted	10,000,000	0.10
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 30 November 2006	10,000,000	0.10

Weighted average fair value of warrants granted during the six month period ended 30 November 2006		0.0003

The weighted average grant date fair value of warrants issued during the six month period ended 30 November 2006, amounted to $0.0003 per warrant (30 November 2005 - $Nil per warrant). The

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 30 November 2006	As at 30 November 2005

Risk free interest rate	4.38%	-
Expected life	1.5 years	-
Annualized volatility	59%	-
Expected dividends	-	-

  Income Taxes

The Company has losses carried forward for income tax purposes to 30 November 2006. There are no current or deferred tax expenses for the period ended 30 November 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

The provision for refundable federal income tax consists of the following:

	For the six month period ended 30 November 2006	For the period from the date of inception on 30 August 2005 to 30 November 2005
	$	$

Deferred tax asset attributable to:
Current operations	8,718	2,348
Contributions to capital by related parties (Notes 8 and 11)	(4,080)	-
Less: Change in valuation allowance	(4,638)	(2,348)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 30 November 2006 and 31 May 2006 is as follows:

	30 November 2006	31 May 2006 (Audited)
	$	$

Net income tax operating loss carryforward	(36,577)	(22,936)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	12,436	7,798
Less: Valuation allowance	(12,436)	(7,798)

Net deferred tax asset	-	-

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 November 2006

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 November 2006, the Company has an unused net operating loss carryforward balance of approximately $36,577 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2026.
  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 30 August 2005 to 30 November 2006	For the six month period ended 30 November 2006	For the period from the date of inception on 30 August 2005 to 30 November 2005
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the six month period ended 30 November 2006, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $9,000 and $3,000 respectively (Notes 8 and 9).

Item 2. Plan of Operation/Milestones for Next 12 Months

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

These two items are 80-90% complete.

Our budget for the remainder of this phase is estimated to be approximately $6,000.

Within approximately 6-9 months, or upon completion of the first phase above, we expect to:

  Have our website established and operational. 95% complete
  Complete the model kiosk and test all equipment. 80% complete
  Have all graphics and promotional material completed. 75% complete
  Complete selection and negotiations for a physical space for our first kiosk. In progress
  Develop and begin to initiate advertising and PR plan. 60% complete
  Hire and train one or more employees to staff the kiosk. Expect to complete April 2007
  Finalize any incomplete negotiations with the company or companies from whom we purchase the music we will sell. Complete with startup company
  Ensure that any and all required federal, state and/or province licenses are up-to-date and complete. In progress
  Complete details to handle debit and credit card transactions. In progress

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

Results of Operations

We have had no revenues since inception and have incurred a net loss of $48,577 since inception. As the initial offering was successfully completed in this quarter, the proceeds from our initial offering are now available to us to pursue our business plan.

No comparative analyses are made in this report, as we were only incorporated in August 2005 and had only conducted minimal operations at November 30, 2006 as our focus has been to complete the SB2 registration application and raise the proceeds from our initial offering contained within. (see www.sec.gov and use CIK#0001352588)

Operating expenses for the six-month period ended November 30, 2006 since our 10KSB was filed with SEC for May 31, 2006 was $26,641. These expenses were mainly attributed to design, development of website and kiosk as well as legal and accounting fees incurred in the preparation and filing of our 10KSB and associated requirements.

Net loss for the three-months ended November 30, 2006 was $17,032 or $0.001 per share.

Liquidity and Capital Resources

At November 30, 2006, we had a total of $204,016 in cash and cash equivalents.

There were no cash flows investing activities for the three months ended November 30, 2006.

Cash provided by financing activities for the three months ended November 30, 2006 was $250,000 as the Company completed it Form SB-2 registered offering on September 25, 2006.

A total of $nil is due to our sole officer and director for advances made to the company since inception. All loans previously owing to our sole officer and director were paid back on completion of our Form SB-2 offering.

While we believe we will complete the initial offering and that the resulting capital will be sufficient to meet our cash flow needs for the next 12 months, there can be no guarantee.

There were no stock options issued or outstanding at November 30, 2006.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish our business plans and secure additional funding sources and/or attain profitable operations. We do not have any commitments or identified sources of additional capital from third parties or from our officers, directors or majority shareholders if and when it may be needed. Additional financing may not be available to us on favorable terms, if at all. Accordingly, our accountants have indicated there is substantial doubt about our ability to continue as a going concern

Research and Development

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

Item 2. Unregistered Sales of Equities and Use of Proceeds.

Unregistered Sales of Equities

Not Applicable.

Use of Proceeds of Registered Offering

As of November 30, 2006, we had raised the full $250,000.00 amount stated in the Initial Offering stated in the Form SB-2 Registration Statement we originally filed with the SEC on February 21, 2006 and which was declared effective May 12, 2006. Under the terms of the offering we were required to sell all of the securities being offered under the registration statement before we could use any of the proceeds. Once the Offering was completed, on September 25, 2006 we moved the monies to our Operating Account and began work on our business plan. All loans were paid back to shareholders for the monies that had been provided prior to the closing of our Offering.

Item 3. Default Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during this quarter.

Item 5. Other Information.

Completion of Form SB-2 Registered Offering

As of September 25, 2006, we completed our public offering of 10,000,000 Units raising an aggregate total of $250,000. Each Unit consists of one share of our common stock and one common share purchase warrant. Each common share purchase warrant entitles the holder to purchase one additional share of our common stock at a price of $0.10 per share for a period of two years from the date of the offering. This offering was conducted via a registered offering filed February 21, 2006, as amended on Form SB-2 with the Securities and Exchange Commission. The offering was declared effective May 12, 2006. The Units were offered at a fixed price of $0.025 per Unit for a period of 180 days from the effective date of the Form SB-2. We were required to sell all of the Units before we could use any of the proceeds of the offering, and in the event we were unable to sell all of the Units within 180 days from the date of the effective date, we would have had to return all funds raised in the offering to the holders, without deductions or interest.

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

Exhibit No.	Exhibit Title
3.1*	Articles of Incorporation
3.2*	Bylaws
31.1	Certificate of CEO as Required by Rule 13a-14(a)/15d-14
31.2	Certificate of CFO as Required by Rule 13a-14(a)/15d-14
32.1	Certificate of CEO and CFO as Required by Rule Rule 13a-14(b) and Rule 15d-14(b) (17 CFR 240.15d-14(b)) and Section 1350 of Chapter 63 of Title 18 of the United States Code

* Incorporated by reference from our Form SB-2 Registration Statement, as amended, filed on February 21, 2006.

B) Reports on Form 8-K

Date of Report	Date of Event	Item Reported
July 12, 2006	June 16, 2006	Item 4.01 and 9.01 - Change of Auditor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 11, 2007

TYPHOON TUNES INC.

/s/ James G. Shepard

_________________________________________________

By: James G. Shepard, President, CEO, Secretary, Treasurer,
CFO, Principal Accounting Officer and sole Director