Form 10QSB
period 2007-02-28
Typhoon Tunes Inc.
filed 2007-04-16
CIK 1352588

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2007
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-52130

TYPHOON TUNES, INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,440,000 common shares issued and outstanding as of April 12, 2007.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because we are a start up, development stage business, the results of operations for the three and six months ended February 28, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Typhoon Tunes Inc.
(A Development Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

Typhoon Tunes Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 28 February 2007	As at 31 May 2006 (Audited)
	$	$

Assets
Current
Cash and cash equivalents	83,358	585

Property and equipment (Note 3)	5,399	-
Website and kiosk development costs (Note 4)	37,853	-

	126,610	585

Liabilities
Current
Accounts payable and accrued liabilities (Note 5)	2,500	8,021
Note payable (Note 6)	-	3,000
Due to related party (Note 7)	-	3,500

	2,500	14,521

Stockholders' equity
Capital stock (Note 9)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
28 February 2007 - 15,440,000 common shares, par value $0.001
31 May 2006 - 9,000,000 common shares, par value $0.001	15,440	9,000
Additional paid-in capital	170,269	-
Warrants	2,291	-
Deficit, accumulated during the development stage	(63,890)	(22,936)

	124,110	(13,936)

	126,610	585

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ James Shepard            Director
James Shepard

See notes to financial statements.

Typhoon Tunes Inc.
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 30 August 2005 to 28 February 2007	For the three month period ended 28 February 2007	For the three month period ended 28 February 2006	For the nine month period ended 28 February 2007	For the period from the date of inception on 30 August 2005 to 28 February 2006
	$	$	$	$	$

Expenses
Depreciation	235	141	-	235	-
Filing fees	1,284	-	134	1,080	134
Legal and accounting	31,201	3,786	2,332	10,230	8,714
Management fees (Notes 8, 9 and 11)	13,500	4,500	-	13,500	-
Office and miscellaneous	2,880	541	855	1,976	873
Rent (Notes 8, 9 and 11)	4,500	1,500	-	4,500	-
Transfer agent fees	2,151	313	150	1,294	655
Website planning costs	8,139	4,533	-	8,139	-

Net loss for the period	(63,890)	(15,314)	(3,471)	(40,954)	(10,376)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.003)	(0.001)

Weighted average number of common shares used in per share calculations (Note 2)		15,440,000	9,000,000	13,196,987	9,000,000

See notes to financial statements.

Typhoon Tunes Inc.
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the period from the date of inception on 30 August 2005 to 28 February 2007	For the three month period ended 28 February 2007	For the three month period ended 28 February 2006	For the nine month period ended 28 February 2007	For the period from the date of inception on 30 August 2005 to 28 February 2006
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(63,890)	(15,314)	(3,471)	(40,954)	(10,376)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital - expenses (Notes 8, 9 and 11)	18,000	6,000	-	18,000	-
Depreciation	235	141	-	235	-
Changes in operating assets and liabilities
Increase (decrease) in prepaid expenses	-	-	150	-	(150)
Increase (decrease) in accounts payable and accrued liabilities	2,500	-	(3,900)	(5,521)	2,482

	(43,155)	(9,173)	(7,221)	(28,240)	(8,044)

Cash flows from investing activities
Purchase of computer hardware	(5,634)	-	-	(5,634)	-
Website and kiosk development costs	(37,853)	(22,485)	-	(37,853)	-

	(43,487)	(22,485)	-	(43,487)	-

Cash flows from financing activities
Common shares issued (rescinded) for cash (Note 9)	170,000	(89,000)	-	161,000	9,000
Increase (decrease) in note payable	-	-	-	(3,000)	-
Increase (decrease) in due to related party	-	-	-	(3,500)	500

	170,000	(89,000)	-	154,500	9,500

Increase (decrease) in cash and cash equivalents	83,358	(120,658)	(7,221)	82,773	1,456

Cash and cash equivalents, beginning of period	-	204,016	8,677	585	-

Cash and cash equivalents, end of period	83,358	83,358	1,456	83,358	1,456

Supplemental Disclosures with Respect to Cash Flows (Note 11)

See notes to financial statements.

Typhoon Tunes Inc.
(A Development Stage Company)
Statement of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)
	Number of common shares issued	Share Capital	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders' equity
		$	$	$	$	$

Balance at 30 August 2005 (inception)	-	-	-	-	-	-
Common shares issued for cash ($0.001 per share)	9,000,000	9,000	-	-	-	9,000
Net loss for the period	-	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	9,000,000	9,000	-	-	(22,936)	(13,936)
Common shares issued for cash ($0.001 per unit ) (Note 9)	10,000,000	10,000	236,443	-	-	246,443
Common shares rescinded in cash ($0.001 per unit ) (Note 9)	(3,560,000)	(3,560)	(84,174)	-	-	(87,734)
Warrants granted (Note 9)	-	-	-	3,557	-	3,557
Warrants rescinded (Note 9)	-	-	-	(1,266)	-	(1,266)
Contributions to capital by related party - expenses (Notes 8, 9 and 11)	-	-	18,000	-	-	18,000
Net loss for the period	-	-	-	-	(40,954)	(40,954)

Balance at 28 February 2007	15,440,000	15,440	170,269	2,291	(63,890)	124,110

See notes to financial statements.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

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

  The Company's financial statements as at 30 November 2006 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $40,954 for the nine month period ended 28 February 2007 (28 February 2006 - $10,376) and has working capital of $80,858 at 28 February 2007 (31 May 2006 - working capital deficiency of $13,936).

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

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

At 28 February 2007, the Company has not yet moved into the revenue generation stage of the business and suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
  Significant Accounting Policies

  The following is a summary of significant accounting policies used in the preparation of these financial statements.

  Basis of presentation

  The accompanying unaudited interim financial statements have been prepared as of 28 February 2007 and for the three and nine month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended 28 February 2007 are not necessarily indicative of the results that may be expected for the year ending 31 May 2007.

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
28 February 2007

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

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 28 February 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

Start-up expenses

The Company has adopted Statement of Position No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 30 August 2005 to 28 February 2007.

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

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending May 31, 2007. The adoption of SFAS No. 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on June 1, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48") which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

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

  Property and Equipment

		Accumulated amortization	Net Book Value
	Cost		28 Feb 2007 (Unaudited)	31 May 2006 (Audited)
	$	$	$	$

Computer hardware	5,634	235	5,399	-

	5,634	235	5,399	-

  During the nine month period ended 28 February 2007, total additions to property and equipment were $5,634 (28 February 2006 - $Nil).

  Website and Kiosk Development Costs

		Accumulated amortization	Net Book Value
	Cost		28 Feb 2007 (Unaudited)	31 May 2006 (Audited)
	$	$	$	$

Website and kiosk development costs	37,853	-	37,853	-

	37,853	-	37,853	-

During the nine month period ended 28 February 2007, the Company incurred website and kiosk development costs of $37,853 (28 February 2006 - $Nil).

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

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

  Related Party Transactions

  During the nine month period ended 28 February 2007, an officer, director and shareholder of the Company has made contributions to capital for management fees and rent in the amount of $13,500 (28 February 2006 - $Nil, cumulative - $13,500) and $4,500 (28 February 2006 - $Nil, cumulative - $4,500) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Notes 9 and 11).

  Capital Stock

  Authorized

  The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

  Issued and outstanding

  The total issued and outstanding capital stock is 15,440,000 common shares with a par value of $0.001 per common share.

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

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

On 2 February 2007, the Company offered a rescission to shareholders who were not accredited investors and a total of 3,560,000 Units consisting of one common share of the Company and one share purchase warrant valued at $89,000 were rescinded.

As of 28 February 2007, there were 6,440,000 share purchase warrants outstanding. Each common share purchase warrant entitles the holder to purchase one additional common share of the Company at a price of $0.10 per share expiring 18 May 2008.

During the nine month period ended 28 February 2007, an officer, director and shareholder of the Company made contributions to capital by payment of Company expenses (Notes 8 and 11).

Warrants

The following share purchase warrants were outstanding at 28 February 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	6,440,000	1.25

		6,440,000

The following is a summary of warrant activities during the nine month period ended 28 February 2007 and the period from the date of inception on 30 August 2005 to 28 February 2006:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 30 August 2005	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 28 February 2006	-	-

Weighted average fair value of warrants granted during the period ended 28 February 2006		-

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 May 2006	-	-

Granted	10,000,000	0.10
Exercised
Expired	-	-
Rescinded	(3,560,000)	-

Outstanding and exercisable at 28 February 2007	6,440,000	0.10

Weighted average fair value of warrants granted during the nine month period ended 28 February 2007		0.003

The weighted average grant date fair value of warrants issued during the nine month period ended 28 February 2007, amounted to $0.003 per warrant (28 February 2006 - $Nil per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 28 February 2007	As at 28 February 2006

Risk free interest rate	4.83%	-
Expected life	1.4 years	-
Annualized volatility	59%	-
Expected dividends	-	-

Income Taxes

The Company has losses to 28 February 2007 carried forward for income tax purposes. There are no current or deferred tax expenses for the period ended 28 February 2007 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 28 February 2007	For the period from the date of inception on 30 August 2005 to 28 February 2006
	$	$

Deferred tax asset attributable to:
Current operations	13,924	3,528
Contributions to capital by related parties (Notes 8 and 11)	(6,120)	-
Less: Change in valuation allowance	(7,804)	(3,528)

Net refundable amount	-	-

The composition of the Company's deferred tax assets as at 28 February 2007 and 31 May 2006 is as follows:

	28 February 2007 (Unaudited)	31 May 2006 (Audited)
	$	$

Net income tax operating loss carryforward	(45,890)	(22,936)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	15,602	7,798
Less: Valuation allowance	(15,602)	(7,798)

Net deferred tax asset	-	-

Typhoon Tunes Inc.
(A Development Stage Company)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
28 February 2007

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 28 February 2007, the Company has an unused net operating loss carryforward balance of approximately $45,890 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2027.

  Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 30 August 2005 to 28 February 2007	For the nine month period ended 28 February 2007	For the period from the date of inception on 30 August 2005 to 28 February 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the nine month period ended 28 February 2007, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $13,500 and $4,500 respectively (Notes 8 and 9).

Item 2. Plan of Operation

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
  Put final touches on the kiosk be used for test purposes and training.

These two items are 95% complete.

Our budget for the remainder of this phase is estimated to be approximately $6,000.

Within approximately 6-9 months, or upon completion of the first phase above, we expect to:

  Have our website established and operational. 95% complete
  Complete the model kiosk and test all equipment. 95% complete
  Have all graphics and promotional material completed. 95% complete
  Complete selection and negotiations for a physical space for our first kiosk. Progressing well.
  Develop and begin to initiate advertising and PR plan. 60% complete
  Hire and train one or more employees to staff the kiosk. Expect to complete June 2007
  Finalize any incomplete negotiations with the company or companies from whom we purchase the music we will sell. 95% complete.
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

Results of Operations

We have had no revenues since inception and have incurred a net loss of $63,890 since inception. As the initial offering was successfully completed in this quarter, the proceeds from our initial offering are now available to us to pursue our business plan.

No comparative analyses are made in this report, as we were only incorporated in August 2005 and had only conducted minimal operations at February 28, 2007 as our focus has been to complete the web access for music downloads, complete negotiations with music providers, complete leasing or partnership for kiosk locations and, in general, complete the initiation of the first stages of our retail business

Operating expenses for the nine-month period ended February 28, 2007 since our 10KSB was filed with SEC for May 31, 2006 were $40,954. These expenses were mainly attributed to design, development of website and kiosk as well as legal and accounting fees incurred in the preparation and filing of our 10KSB and other business requirements requirements.

Net loss for the three-months ended February 28, 2007 was $15,314 or $0.001 per share.

Liquidity and Capital Resources

At February 28, 2007, we had a total of $83,358 in cash and cash equivalents.

There were no cash flows investing activities for the three months ended February 28, 2007.

Cash provided by financing activities for the three months ended February 28, 2007 remains as part of the proceeds gained from our first Offering which was completed in September 25, 2006.

A total of $nil is due to our sole officer and director for advances made to the company since inception. All loans previously owing to our sole officer and director were paid back on completion of our Form SB-2 offering.

There were no stock options issued or outstanding at February 28, 2007.

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

Subsequent Events

See Part II Item 5 of this Form 10-QSB.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Mr. Jim Shepard, our CEO and CFO has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, he has concluded that our current disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There was no change during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equities and Use of Proceeds.

Unregistered Sales of Equities

Not Applicable.

Use of Proceeds of Registered Offering

As of February 28, 2007, we had raised the full $250,000.00 amount stated in the Initial Offering stated in the Form SB-2 Registration Statement we originally filed with the SEC on February 21, 2006 and which was declared effective May 12, 2006. Under the terms of the offering we were required to sell all of the securities being offered under the registration statement before we could use any of the proceeds. Once the Offering was completed, on September 25, 2006 we moved the monies to our Operating Account and began work on our business plan. All loans were paid back to shareholders for the monies that had been provided prior to the closing of our Offering.

In late January we were made aware that some of our British Columbia investors, who although eligible to purchase our securities through SEC regulations as friends of the President, may not be eligible for that same purchase under BC securities laws which require a greater degree of intimacy. To ensure that we were operating within the regulatory laws of both countries, we offered rescission to our BC shareholders on or around February 2, 2007. Upon discussion, some of those shareholders agreed with the interpretation and with regrets accepted a check refunding the full purchase price of their shares. This has, to date, meant a loss to Typhoon Tunes of $49,000. We have collected the share and warrant certificates from those shareholders and will return them to the Stock Transfer Agent for cancellation once we have received a definitive answer from every shareholder.

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

April 16, 2007

TYPHOON TUNES INC.

/s/ James G. Shepard

_________________________________________________
By: James G. Shepard, President, CEO, Secretary, Treasurer,
CFO, Principal Accounting Officer and sole Director