Form 10KSB
period 2007-05-31
TYPHOON ENTERPRISES INC.
filed 2007-08-30
CIK 1352588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   May 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [	] to [	]

Commission file number   000-52130

TYPHOON ENTERPRISES INC.
(Name of small business issuer in its charter)
Nevada	20-3387991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
711 S. Carson Street, Suite #4, Carson City, NV	89701
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number   775-881-3326

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year.   $Nil

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).    Yes ☐ No   ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

Not applicable as the OTC Bulletin Board has not reported the high or low bid prices for our common shares up to the current date.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes  ☐     No  ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of equity stock, as of the latest practicable date.

62,080,000 common shares issued and outstanding as of August 22, 2007

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one):	Yes ☐	No ☒.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Note Regarding Forward Looking Statements.

This annual report, including the following management's discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the "filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect”,” intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

•	our ability to attract and retain the personnel qualified to implement our growth strategies;
•	our ability to obtain approval from government authorities for our products;
•	our ability to protect the patents on our proprietary technology;
•	our ability to fund our short-term and long-term financing needs;
•	our ability to compete against large competitors in a rapidly changing market;
•	changes in our business plan and corporate strategies; and
•	other risks and uncertainties discussed in greater detail in various sections of this report.

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

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", "Typhoon" and “Typhoon Tunes Inc.” mean Typhoon Enterprises Inc., unless the context clearly requires otherwise.

Corporate Overview

Our registered office is located at 711 South Carson Street, Suite 4, Carson City, Nevada 89701. Our director is a Canadian citizen and will work from his home and receive mail at Suite 306-1917 West 4th Avenue, Vancouver, British Columbia, Canada, V6J 1M7 until, if ever, we require a public site, other than the public kiosks we expect to set up in malls, airports or other high traffic areas.

Our common stock is quoted on the OTC Bulletin Board under the symbol "TPHN".

Our Current Business

General Overview

We were incorporated in the State of Nevada on August 30, 2005 under the name “Typhoon Tunes Inc.” with an authorized capital of 75,000,000 shares of common stock with a par value of $0.001. On July 31, 2007, we changed our name to “Typhoon Enterprises Inc.” We effected this name change by merging with our wholly owned subsidiary, named “Typhoon Enterprises Inc.”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

In addition, effective July 31, 2007, we effected a four for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital increased from 15,520,000 shares of common stock to 62,080,000 shares of common stock.

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

In February 2006, we filed a registration statement on Form SB-2 with the U.S. Securities and Exchange Commission and received clearance to sell a total of 10,000,000 Units of our Common Stock at a price of $0.025 per Unit. Each Unit consists of one share of common stock, par value $0.001 (the "Shares"), and one common stock purchase warrant. Each common stock purchase warrant (the "Warrants") entitles the holder to purchase one additional share of common stock at an exercise price of $0.10 per Warrant, expiring in May 2008, two years from the effective date of the registration statement. The Shares and Warrants will be immediately detachable and separately eligible for trading if and when a public market is ever developed for our securities. We engaged the services of a market maker to apply for quotation on the Over-the-Counter Bulletin Board on our behalf following completion of the offering and implementation of our business plans, and our application has been approved. Our stock is listed and quoted for sale on the Nasdaq Bulletin Board.

With the offering proceeds, we planned to develop a series of music kiosks to be placed in areas of high pedestrian traffic for download assistance and retail distribution of music. At these sites, the public will be able to choose music of their choice either for download onto their personal storage device or for burning onto a CD. Initially, we intend to direct our customers to online music suppliers and be, in essence, a gateway or portal to their music content websites. As a result, the type and amount of music available to our customers will be virtually unlimited or limited only by the number of suppliers we use. Our management intends to closely monitor trade publications, like "Billboard" magazine, and other media to stay abreast of emerging trends in the music industry. Our customers will be required to log into music provider websites, create an account using their own credit cards and agree to the intellectual property and copyright laws posted by each provider. We will merely be assisting our customers with this process and directing them to the websites, thereby eliminating any intellectual property or copyright infringement liability on our part. Our goal is to assist customers who want to download their music choices from the internet to their personal players, but are either not computer savvy or do not want or have the time to search for their music choices.

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

We anticipate that the majority of our revenues will be generated from usage fees charged to our customers for using our computers and software to download music directly to their portable music device, such as an iPod, MP3 player or personal computer, rather than from the compilation of CD's. Customers will be charged a per minute fee, with a minimum 10 minute usage charge. We intend to keep our usage charges as low as possible initially in order to build a loyal customer base. Our initial research has indicated an acceptable usage fee would be US $2.50-$3.00 for the first 10 minutes and US $0.25 per minute after that.

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

Competition

Presently, we have no direct competition but rather, significant indirect competition. In the music retailing space, there are many players and potentially any of them could be competitors. Some of those are listed below:

Traditional retailers:

•	HMV
•	Barnes & Noble
•	Borders
•	Tower Records
•	Wal-Mart Future Shop/Best Buy
•	Chapters/Indigo
•	A&B Sound

On-line retailers:

•	iTunes
•	Puretracks
•	My Music Inc.
•	Wal-Mart
•	Amazon
•	Lycos Music
•	MP3.com

To the date of our original proposal, none of these retailers has identified the niche opportunity offered by Typhoon Tunes - customized music-on-demand. While various electronic stores may burn CDs upon request, these outlets are not adequately set up for high demand.

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

Patents and Trademarks

On June 5, 2007, we signed an agreement to purchase U.S. patent application 5,379,057 and 5,675,362, including related intellectual property, from Nova Mobility Systems Inc. The patent applications relate to keyboardless touch screen devices. In the agreement, we agreed to buy and Nova Mobility Systems Inc. agreed to sell the patent applications for cash, of which a portion is payable immediately and balance is paid in equal installments, commencing on the first three month anniversary of the date of the agreement and then on each successive three month anniversary. We also agreed to secure proper conditions for the future development and enforcement of the patent applications and have agreed to a 10% royalty to be retained by Nova Mobility Systems Inc.

Government and Industry Regulation

Regulation of Internet - Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the

Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

•	user privacy
•	freedom of expression
•	pricing
•	content and quality of products and services
•	taxation
•	advertising
•	intellectual property rights
•	information security

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

Employees and Employment Agreements

We currently have no employees. James Shepard, our sole officer and director, devotes approximately 20 hours per week to our business and is not compensated for his time until and if we become profitable. We have contracted the services of a web designer and programmer, a builder (for the kiosks), and eventually, will hire customer service reps to work in the kiosks. We do not currently have any agreements, verbal or written, with Mr. Shepard or any other proposed employee or independent contractor. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no employee contracts, agreements or personal benefits available to anyone associated directly or indirectly with the company. Government regulations on business

To operate an internet service business in Mexico, we first must obtain government approval in order to establish the required wireless broadband network.We have begun the application process for the necessary government permits but have not yet completed our applications. We expect the process to be finalized in the next two months and we cannot at this time estimate how much it will cost because the process and fee schedule are undergoing modifications. Once the permit-stage is finalized, we will apply to the Federal Communication Commission of Mexico for final regulatory approval.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to our Company

We are a development stage company, have generated no revenues and lack an operating history. An investment in the Units offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in August 2005; we have just completed our research and initial business plan; have not yet realized any revenues; and have an accumulated deficit since inception of $101,889. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive music industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our concept, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any Units you purchase in this offering.

We are totally dependent on the proceeds from our previous offering to implement our proposed business plans and do not have any other sources of funding, which could severely limit any possible revenues and result in a failure of our business and a total loss of any investment you make in our Company.

We received net proceeds of $172,000 from our previous offering, which we expect to spend to purchase rights to music and implement our business plans. The initial development will consist of developing advertising materials (website, graphics for kiosk, promotion), the physical kiosk for a storefront presence and partnering contracts. In the first year of our operation, we believe we will have funds sufficient to initially develop at least one kiosk for placement in a mall or other high pedestrian traffic site; however, there is no guarantee that we will be able to generate revenues or that revenues will be sufficient to maintain our business. As a result, you could lose all of your investment if we are not successful in our proposed business plans. Our auditors have expressed substantial doubt as to our ability to continue as a going concern.

We have not generated any revenue from our business and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have not generated any revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the further development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing in the approximate amount of $500,000 for the 12 month period. We plan to raise this money through additional equity financing. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

Our success depends greatly upon the efforts of James Shepard, our sole officer and director. If we fail to retain James Shepard, it would severely negatively affect our business, operating results and financial results.

The development and implementation of our proposed business is solely dependent on the efforts of our President, James Shepard. Mr. Shepard is not and will not be compensated for his services and the success of our business depends upon our ability to retain him. We have not entered into a management agreement with Mr. Shepard and the loss of his services could have a negative impact on our business operations, operating results and possible revenues. If we were to lose the services of Mr. Shepard or are unable to hire and train competent employees, as and when needed, implementation of our proposed business operations could be delayed or worse, fail, and you could risk a total loss of any investment you make in the securities offered herein.

If we are successful in moving forward in our business plan, we will need to hire additional employees to work in the kiosks. If knowledgeable and customer-service oriented employees are not available to us, as and when needed, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

We have no employees at this time. When we are ready to expand beyond an initial kiosk, our success will depend in large part upon our ability to attract, develop, motivate and retain customer service oriented employees, who are knowledgeable both about music and about the required technical aspects of our business - burning CDs, obtaining music legally from the Internet, etc. Competition for qualified personnel in this industry is high and we may not be able to hire or retain qualified personnel, if and when needed. As a result, we may be unable to expand our business when we are ready to do so, which could result in possible revenue losses.

Our sole officer and director has conflicts of interest for his time in that he has other activities that will prevent him from devoting full time to our operations, which may slow our operations and possibly reduce our financial results.

James Shepard, our sole officer and director, has conflicts of interest for his time in that he has other activities that will prevent him from devoting full time to our operations. Mr. Shepard is a conference producer and takes on various conferences as opportunities present themselves. His available time to devote to our business operations may therefore, be sporadic. In general, he intends to devote approximately 20 hours per week to our business; however, when he is working on other business matters, he may not be able to devote the full 20 hours to our business, which may delay or limit our implementation of our business plans. When and if we have a kiosk operational, it will be manned with an assistant or employee who may have periods of low supervision when or if Mr. Shepard is involved in a conference not related to our business, but until such time as the first kiosk is opened, Mr. Shepard will be the only employee devoting time to our business. The limited number of hours Mr. Shepard will have to devote to our business activities may negatively affect our operations and reduce or limit our potential revenues and financial results, which could result in a loss of your investment.

The music distribution industry is highly competitive and we may be unable to successfully compete and generate revenues, which could result in a total loss of your investment.

The music industry is highly competitive with respect to price and quality in both legal and illegal sales of music. As a result, there is a high failure rate in the industry. Our proposed services will face significant competition not only from other well-established online music providers, but from the free peer-to-peer services, such as Sharman Network Inc.'s KaZaA, StreamCast Networks, Inc.'s Morpheus, and a variety of other similar services that allow computer users to connect with each other and to copy many types of program files, including music and other media, from one another's hard drives, all without securing licenses from content providers. While the U.S. Supreme Court's July 2005 ruling in the peer-to-peer piracy case MGM Studios, Inc. v. Grokster, Ltd., may mean that peer-to-peer networks that do not filter for unlicensed content available over their networks could be liable for damages for copyright infringement, enforcement efforts against peer-to-peer networks have not effectively shut down all of these services to date, and there can be no assurance that these services will ever be shut down. The ongoing presence of these "free" services substantially impairs the marketability of legitimate services, regardless of the ultimate resolution of their legal status.

Because digital recorded music formats, such as MP3, do not always contain mechanisms for tracking the source or ownership of digital recordings, users are able to download and distribute unauthorized or "pirated" copies of copyrighted recorded music over the Internet. This piracy is a significant concern to record companies and artists, and is a primary reason many record companies and artists are reluctant to digitally deliver their recorded music over the Internet. As long as pirated recordings are available, many consumers will choose free pirated recordings rather than paying for legitimate recordings. Continued illegal content downloading and sharing may slow growth in the market for paid digital music downloads, which could harm our results of operations and future business operations.

We will be required to continuously update our software and upgrade our software and hardware in order to successfully compete in the ever changing industry to accommodate new personal media players and devices.

We will be required to constantly update our software and adapt new drivers as new devices come on the market. If we are unable to successfully interface with our customers' portable music devices with the software we currently are developing, we could be forced to expend significant, unexpected time and funds on further research and development for compatible software. There can be no assurance that our proposed delivery system will allow us to successfully develop our business. The current delivery system we are developing will allow customers to download music they purchase onto their own personal, portable music devices, e.g., iPod, computer, CDs, DVDs, as well as other new devices which may currently be in production. Each of these devices requires different software in order to download music in various file formats. As we expect our customers to equally use all of these methods, we intend to develop our initial software to focus on the most current music digital music devices. Each of our kiosks will be running a computer with Windows XP loaded with the appropriate driver interfaces for as many currently manufactured models as possible. There is no guarantee that we will be able to afford to continue to upgrade our software and/or hardware as required, as and when new devices are introduced. Any such failure would result in a loss of customers and could harm our results of operations and business.

The music industry is generally affected by changes in consumer preferences and national, regional and local economic conditions, as well as demographic trends. If we are unable to successfully launch our business line and generate revenues, you could lose any investment you make in our securities.

Music preferences are constantly changing in consumer preferences nationally, regionally and locally, as well as by age group. In order to become successful and, thus, profitable, we must be able to continue to keep up with the latest trends and musical preferences of all age groups who could become our customers. If we are unable to successfully obtain rights to all the many different types of music available, we could suffer a loss of customers and possible revenues.

Our proposed expansion into the "music-on-demand" industry will subject our operations to all regulations associated with the download and distribution of copyrighted materials and intellectual property. If we are unable to comply with any of these laws, rules and regulations, we may not be able to expand our operations to include "music-on-demand" services, which would severely limit our business operations and any possible revenues.

Our proposed "music-on-demand" operations will be subject to rapidly changing laws and regulations, which include data privacy laws, content regulation and sales and use taxes. Because of this rapidly evolving and uncertain regulatory environment, we cannot predict how these laws and regulations might affect our proposed expansion into the "music-on-demand" business. In addition, these uncertainties make it difficult to ensure compliance with the laws and regulations governing the Internet. These laws and regulations could harm our operations and force us to change our currently proposed business operations.

Although there are few laws and regulations directly applicable to the Internet, proposed laws and regulations could be adopted in the future covering issues such as music licensing, license fees, copyrights, privacy, pricing, sales taxes and characteristics and quality of Internet services. The adoption of restrictive laws or regulations could slow Internet usage or expose us to significant liabilities associated with content available on our proposed website. The application of existing laws and regulations governing Internet issues such as property ownership, libel and personal privacy are also subject to substantial uncertainty. There can be no assurance that current or new government laws and regulations, or the application of existing laws and regulations (including laws and regulations governing issues such as property ownership, content, taxation, defamation and personal injury), will not expose us to significant liabilities, significantly slow Internet growth or otherwise cause a material adverse effect on our proposed business operations, results of operations or financial condition.

Our proposed expansion into the "music-on-demand" industry will subject our operations to potential liability for negligence and/or infringement of copyright and intellectual property laws, as well as government regulations.

If and when we expand our business operations to include "music-on-demand" services, as a distributor of Internet content, we will face potential liability for negligence, copyright, patent, trademark, defamation, indecency and other claims, based on the nature and content of the materials that we download. Such claims have been brought, and sometimes successfully pressed, against Internet content distributors. In addition, we could be exposed to liability with respect to the content or unauthorized duplication or broadcast of content downloaded from our website. We could also be exposed to liability for third party content posted by our customers in chat rooms or bulletin boards offered on our website. It is also possible that if any information provided on our website contains errors or false or misleading information, third parties could make claims against us for losses incurred in reliance on such information. In addition, the provision of such information may be illegal in some jurisdictions. In the future our website may contain a significant number of links to other websites. As a result, we may be subject to claims alleging that, by directly or indirectly providing links to other websites, we are liable for copyright or trademark infringement or the wrongful actions of third parties through their respective websites.

Any violation of a copyright or intellectual property law, or government regulation by a customer, may also be imposed on indirectly on us. Any such imposition of a liability that is not covered by insurance, is in excess of insurance coverage or is not covered by an indemnification by a content provider could have a material adverse effect on our business, results of operations and financial condition.

Liability or alleged liability could harm our business by damaging our reputation, requiring us to incur expensive legal costs in defense, exposing us to awards of damages and costs and diverting management's attention away from our business operations. Any such liability or violation could severely impact our proposed business operations and/or proposed revenues.

We have not yet fully examined or done any legal investigation of the copyright or intellectual property laws that will apply to our proposed plan of operation to expand into the music-on-demand business and may not have sufficient funding to do so if and when we are financially able to expand. As a result, we may never be able to expand our operations to music on demand, which would severely limit our possible revenues and business operations.

Customers may choose to download their own music directly from the Internet and avoid using our services.

Once customers have our services to assist them with the download of their music choices, they may become more comfortable with the Internet or more familiar and at ease with the download process and may choose to go directly to the music-on-demand website providers, rather than using our services, which would impact our possible revenues.

We do not currently have any patent or trademark protection for our concept and business plan and there is no guarantee that someone else will not duplicate our ideas and bring them to market before we do or make a better product, either of which could severely limit our proposed sales and revenues.

We have searched the Internet and trade manuals and believe our distribution system will be unique; however, we have no patents or trademarks for our designs or brand name. As business is established and operations expand, we may seek such protection; however, we currently have no specific plans to do so. We believe we can obtain trademark protection for our brand name, logo and advertising materials once they have been designed, but we do not believe we will be able to copyright our distribution system since the music distribution concept is already available on the Internet. Even if we do trademark or copyright our materials, it may not prevent unauthorized persons from copying aspects of our business or brand. There is no assurance a third party will not choose to copy or duplicate our proprietary information and/or brand name. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a lawsuit initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

We are unaware of any infringement upon our proprietary rights and/or brand name and have not been notified by any third party that we are infringing upon anyone else's proprietary rights; however, any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

Risks Related to our Securities

The terms of any future financing may adversely affect your interest as stockholders

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender’s consent will be required before we take certain actions. Similarly the terms of any equity securities we issue will likely be senior with regard to the payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may decrease the value of your investment

We do not intend to pay dividends and there will be fewer ways in which you can obtain a return on any investment in our Company.

We have never paid cash dividends and currently do not intend to pay cash dividends for the foreseeable future. Because we do not intend to declare dividends, any gain on an investment in our Company will need to come through appreciation of the price of our common stock. There can be no assurance that the price of our common stock will increase.

Trading of our stock is restricted by the SEC's penny stock regulations, which may limit a stockholder's ability to buy and sell our stock.

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardised risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules will discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline.

NASD sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the National Association of Securities Dealers (NASD) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

Because the majority of our assets and at least one of our Directors and Officers are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against our property and our Directors and Officers.

The majority of our present and future assets are and will continue be located in Mexico and at least one of our directors and officers is a resident of Mexico and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against our officers or directors or that portion of our assets located outside the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Mexico and other jurisdictions would recognize or enforce judgments of United States courts obtained against our Mexican assets or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Mexico or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

Any future sale of stock held by our existing stockholder, who currently holds 57.99% of our total issued and outstanding shares, could severely impact the market price of our stock.

James Shepard, our sole officer and director currently holds 36,000,000 common shares in our company. These shares are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares held by Mr. Shepard after the applicable restrictions expire could have a depressive effect on the price of our common stock in any market that may develop, of which there is no guarantee. Mr. Shepard does not currently have any plans to sell his shares at any time after this offering is completed.

We are a small, development stage start-up company with only one director on our Board, which could result in a lack of independence needed on certain issues and decisions which impacting our shareholders.

We are a small start-up company with only one director, James Shepard, who is also our President, CEO, Secretary, Treasurer, CFO and Principal Accounting Officer. As a result, we lack independent directors, independent board committees and an independent audit committee financial expert. In addition, Mr. Shepard will own approximately 47% of our issued and outstanding common stock after completion of this offering, giving him significant control of any decisions regarding the company and/or our securities. There can be no assurance that Mr. Shepard will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders who purchase our securities in this offering.

Because the majority of our assets and at least one of our Directors and Officers are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against our property and our Directors and Officers.

The majority of our present and future assets are and will continue be located outside the United States and the majority of our directors and officers are resident outside the United States, and all or a substantial portion of such persons’ assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against our officers or directors or that portion of our assets located outside the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether courts in other jurisdictions would recognize or enforce judgments of United States courts obtained against our assets or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

ITEM 2. DESCRIPTION OF PROPERTY.

Executive Offices

Our registered statutory office is located at 6100 Neil Road, Suite 500, Reno, Nevada 89544.

We do not own or lease any property. All work for the online service is done from the home of the contractors and all service work in the building of the kiosks is done on the premises of the building contractor.

ITEM 3. LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The principal market on which our common stock is quoted is the OTC Bulletin Board under the Symbol "TPHN". The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The high and the low bid prices for our common shares for each quarter are not available from the OTC Bulletin Board. In order for the OTC Bulletin Board to report the high and low bid prices for a particular security, there must be three market makers for that security. During the period from the date our common shares were first traded on the OTC Bulletin Board to the end of our May 31, 2007 fiscal year, there were only one or two market makers for our common stock. As such, the OTC Bulletin Board has not reported the high or low bid prices for our common shares during the periods.

Holders of our Common Stock

As of August 22, 2007, there were four registered holders of record of our common stock. As of such date, 62,080,000 common shares of our company were issued and outstanding.

Dividend Policy

Since the inception of our Company, we have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our current policy is to retain earnings, if any, for use in our operations and in the development of our business. Our future dividend policy will be determined from time to time by our board of directors.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

We currently do not have any stock option or equity compensation plans or arrangements.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended May 31, 2007.

ITEM 6. PLAN OF OPERATION.

Overview

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to audited financial statements included elsewhere in this filing prepared in accordance with accounting principles generally accepted in the United States. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those anticipated in these forward-looking statements.

Plan of Operation

We were incorporated in August 2005, completed an SB2 application which was accepted in May 2006 and subsequently completed our initial offering. We successfully pursued our business plan according to schedule as outlined in quarterly reports filed on the SEC site (www.sec.gov) on October 30, 2006, January 11, 2007 and April 16, 2007.

For the fiscal year ended May 31 2007, we incurred a net operating loss of $78,953. Our total expenses were $78,953, of which $36,528 were for legal and accounting fees incurred in connection with the preparation and filing of our various public documents with the U.S. Securities and Exchange Commission and for the review of the legality of patents purchased.

Liquidity and Capital Resources

At May 31, 2007, we had $27,675 in cash on hand, $4,412 accounts receivable and $21,000 of prepaid expenses. As we have not yet started gaining revenue, there can be no assurance that we will be able to access further financing or that debt or equity financing will be available to us on acceptable terms to meet our financial needs for the coming fiscal year, as and when needed. Our auditors have expressed substantial doubt about our ability to continue as a going concern.

Cash provided by financing activities for the year ended May 31, 2007 was $196,000, consisting of $9,000 attributed to the sale of shares to our Founder, who is our sole officer and director; and the balance from additional shareholders who have invested in the company.

There was no cash used in investing activities for the year ended May 31, 2007.

Our net loss for the year ended May 31, 2007 was $78,953 and our net loss since inception is $101,889.

At May 31, 2007, we had working capital deficit of $101,889.

At May 31, 2007, our total current assets were $50,675 which consisted of cash of $27,675.

At May 31, 2007, our total current liabilities were $4,412.

Operating expenses for the year ended May 31, 2007 were $78,953.

For the year ended May 31, 2007, we posted losses of $78,953 and of $101,889 since incorporation. The principal components of the loss for the year ended May 31, 2007 were general and administrative expenses and taxes.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in our proposed industry, which may have a negative impact on future income, revenue or income from operations.

We are relying solely on the monies raised from shareholders to pursue the development, setup and marketing of our products. No other source of capital has been identified or sought.

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

The first quarter milestones which were established for the company after completion of the initial offering were as follows and have been completed:

1.	Develop and publish the website
2.	Begin design and construction of a first model of a kiosk to be used for test purposes and training
3.	Finalize logo and graphics that will be associated with our brand name.

The milestones for the second and third quarters for the company after completion of the initial offering were as follows with all being completed except numbers 4 and 5:

1.	Once our website is established and operational, we will begin seeking space in a mall or other high traffic location to begin negotiations for our first kiosk
2.	Complete the model kiosk and test all equipment
3.	Have all graphics and promotional material completed
4.	Develop and begin to initiate advertising and PR plan
5.	Begin hiring and training an employee to staff the kiosk`
6.	Purchase initial foundation for music library
7.	Complete details to handle debit and credit card transactions

The milestones for the last quarter were to:

Enter into a lease agreement and have the first TyTunes kiosk operational
Continue to research and develop software and expand online suppliers
Launch full advertising and marketing program
Scout out additional locations for subsequent kiosk locations

As we researched locations for a physical kiosk including a variety of partnership opportunities, it became evident that the costs for a high profile physical location were prohibitive. In spite of the exploration of a variety of partnership locations, a decision was taken to delay the launch of a physical site and put all resources into a more lucrative online site. The online site is functional but has not been widely publicized to this point as much time and effort has gone into exploring and purchasing patents for the desired touch-screen technology to ensure the site has easy-to-use and up-to-date technology.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements or contractual or commercial commitments.

Subsequent Events

As a result of discussions held in regard to the requirements of our online business - namely a touch-screen technology, we came to understand that a certain functionality was required which would require licensing. In the exploration of the most effective way to achieve our needs we were able to satisfy our requirements through the purchase of patents from a private company, Nova Mobility Systems. The need to protect these and other patents we may develop or purchase has led us to adding a secondary prong to our business which would include the development and or purchase of desirable patents and any protection that may be required. The expanded mandate has led us to change the name of our business to Typhoon Enterprises Inc. to more accurately reflect the direction and business of our company. See 8K posted on SEC site (www.sec.gov) on August 13, 2007. To assist us to achieve this end, the company borrowed $250,000 (prior to deductions for banking fees).

The table below summarizes our anticipated expenditures for the next twelve months.

Over the next 12 months we anticipate that we will incur the following operating expenses:

Program	Cost
Purchase of Hardware	$12,000
Sales, Marketing and Promotional Plan	25,000
Costs of remaining a public company	30,000
TOTAL	$67,000

We believe that we will require additional funds to implement our growth strategy in exploration operations. These funds may be raised through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. There is no assurance that we will be able to maintain operations at a level sufficient for an investor to obtain a return on his investment in our common stock. Further, we may continue to be unprofitable.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended May 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

There is substantial doubt about our ability to continue as a going concern and achieving a profitable level of operation. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current shareholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended May 31, 2007.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending 31 May 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 June 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for fiscal years beginning after 15 December 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140. SFAS 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

ITEM 7. FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

The following financial statements are filed as part of this annual report:

Consent of Independent Registered Public Accounting Firm
Balance Sheet
Statements of Operations
Statements of Cash Flows
Statements of Changes in Stockholders’ Equity
Notes to Financial Statements

JAMES STAFFORD

James Stafford Chartered Accountants Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754

Consent of Independent Registered Public Accounting Firm

We consent to the incorporation of our report dated 9 August 2007, with respect to the balance sheets of Typhoon Tunes Inc. as at 31 May 2007, and the related statement of operations, cash flows and the changes in stockholder’s equity from the date of inception on 30 August 2005 to

31 May 2007 in the Form 10-KSB of Typhoon Tunes Inc.

/s/ James Stafford

Chartered Accountants

Vancouver, Canada

9 August 2007

Typhoon Tunes Inc.

(A Development Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

Typhoon Tunes Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

As at 31 May

	2007	2006
	$	$

Assets
Current
Cash and cash equivalents	27,675	585
Account receivable	2,000	-
Prepaid expenses	21,000	-

	50,675	585

Plant, property and equipment (Note 3)	5,756	-
Website and kiosk development costs (Note 4)	42,092	-

	98,523	585

Liabilities
Current
Accounts payable and accrued liabilities (Note 5)	4,412	8,021
Note payable (Note 6)	-	3,000
Due to related party (Note 7)	-	3,500

	4,412	14,521

Stockholders’ equity (deficit)
Capital stock (Note 9)
Authorized
75,000,000 common shares, par value $0.001
Issued and outstanding
31 May 2007 – 15,520,000 common shares, par value $0.001
31 May 2006 – 9,000,000 common shares, par value $0.001	15,520	9,000
Additional paid-in capital	176,861	-
Warrants	3,619	-
Deficit, accumulated during the development stage	(101,889)	(22,936)

	94,111	(13,936)

	98,523	585

Nature and Continuance of Operations (Note 0), Subsequent Event (Note 12) and Commitment (Note 13)

On behalf of the Board:

/s/ James Shepard	Director

The accompanying notes are an integral part of these financial statements.

Typhoon Tunes Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	For the period from the date of inception on 30 August 2005 to 31 May 2007	For the year ended 31 May 2007	For the period from the date of inception on 30 August 2005 to 31 May 2006
	$	$	$

Expenses
Depreciation (Note 3)	386	386	-
Filing fees	1,284	1,080	204
Legal and accounting	57,498	36,528	20,970
Management fees (Notes 8, 9 and 11)	18,000	18,000	-
Office and miscellaneous	3,272	2,367	905
Rent (Notes 8, 9 and 11)	6,000	6,000	-
Transfer agent fees	2,526	1,669	857
Website planning costs	12,923	12,923	-

Net loss for the period	(101,889)	(78,953)	(22,936)

Basic and diluted loss per common share		(0.006)	(0.003)

Weighted average number of common shares outstanding		13,812,874	9,000,000

The accompanying notes are an integral part of these financial statements.

Typhoon Tunes Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the period from the date of inception on 30 August 2005 to 31 May 2007	For the year ended 31 May 2007	For the period from the date of inception on 30 August 2005 to 31 May 2006
	$	$	$

Cash flows used in operating activities
Net loss for the period	(101,889)	(78,953)	(22,936)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital – expenses (Notes 8, 9 and 11)	24,000	24,000	-
Depreciation (Note 3)	386	386	-
Changes in operating assets and liabilities
(Increase) in account receivable	(2,000)	(2,000)	-
(Increase) in prepaid expenses	(21,000)	(21,000)	-
Increase (decrease) in accounts payable and accrued liabilities	4,412	(3,609)	8,021

	(96,091)	(81,176)	(14,915)

Cash flows used in investing activities
Purchase of computer hardware	(6,142)	(6,142)	-
Website and kiosk development costs	(42,092)	(42,092)	-

	(48,234)	(48,234)	-

Cash flows from financing activities
Common shares and warrants issued for cash	259,000	250,000	9,000
Common shares and warrants rescinded for cash	(87,000)	(87,000)	-
Increase (decrease) in note payable	-	(3,000)	3,000
Increase (decrease) in due to related party	-	(3,500)	3,500

	172,000	156,500	15,500

Increase in cash and cash equivalents	27,675	27,090	585

Cash and cash equivalents, beginning of period	-	585	-

Cash and cash equivalents, end of period	27,675	27,675	585

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Typhoon Tunes Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity

(Expressed in U.S. Dollars)

	Number of common shares issued	Share Capital	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders’ equity
		$	$	$	$	$

Balance at 30 August 2005 (inception)	-	-	-	-	-	-
Common shares issued for cash ($0.001 per share) (Note 9)	9,000,000	9,000	-	-	-	9,000
Net loss for the period	-	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	9,000,000	9,000	-	-	(22,936)	(13,936)
Common shares and warrants issued for cash ($0.001 per unit ) (Note 9)	10,000,000	10,000	234,449	-	-	244,449
Common shares and warrants rescinded for cash ($0.001 per unit ) (Note 9)	(3,480,000)	(3,480)	(81,588)	-	-	(85,068)
Warrants granted (Note 9)	-	-	-	5,551	-	5,551
Warrants rescinded (Note 9)	-	-	-	(1,932)	-	(1,932)
Contributions to capital by related party – expenses (Notes 8, 9 and 11)	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(78,953)	(78,953)

Balance at 31 May 2007	15,520,000	15,520	176,861	3,619	(101,889)	94,111

The accompanying notes are an integral part of these financial statements.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

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

Once the Company is operational, and as funds allow, the Company also intends to expand into a new genre, "music on demand" - downloading individual songs requested by customers onto a CD/DVD or their personal portable music device or by creating a CD/DVD of the customer’s choice. By offering customized music, the Company feels it can be the solution for consumers looking for an easy and convenient way to get the music they want, when they want it. Additionally, if customers wish, they will have the option to purchase pre-made music mixes. For example, this could include "today's top ten New York club hits" or "London's favorite hits of the year". At a later date, after our first year of operations, we will consider expanding our offerings to include digital music players and other merchandise.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

The Company’s financial statements as at 31 May 2007 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $78,953 for the year ended 31 May 2007 (31 May 2006 – $22,936) and has working capital of $46,263 at 31 May 2007 (31 May 2006 – working capital deficiency of $13,936).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 31 May 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

At 31 May 2007, the Company has not yet moved into the revenue generation stage of the business and suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Software, kiosk and website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, will be expensed as incurred. The costs of website development during the planning stage, as defined under Emerging Issued Task Force (“EITF”) No. 00-2 “Accounting for Web Site Development Costs”, will also be expensed as incurred.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 May 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

Revenues and expenses recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” ("SAB 104"). The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The Company uses guidance provided by the Financial Accounting Standards Board's Emerging Issues Task Force Item 99-19 (“EITF 99-19”) in determining whether to report revenues on either a gross or net basis.

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

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), supersedes SFAS No.14, “Financial Reporting for Segments of a Business Enterprise”. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 30 August 2005 to 31 May 2007.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

Foreign currency translation

The Company’s functional and reporting currency is the U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-based compensation

Effective 1 March 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”.  The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company’s financial statements.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending 31 May 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 June 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN. 48,“Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for fiscal years beginning after 15 December 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140. SFAS 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS 156 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

3.	Plant, Property and Equipment

		Accumulated amortization	Net Book Value
	Cost		31 May 2007	31 May 2006
	$	$	$	$

Computer hardware	6,142	386	5,756	-

	6,142	386	5,756	-

During the year ended 31 May 2007, total additions to property and equipment were $6,142 (31 May 2006 – $Nil).

4.	Website and Kiosk Development Costs

		Accumulated amortization	Net Book Value
	Cost		31 May 2007	31 May 2006
	$	$	$	$

Website and kiosk development costs	42,092	-	42,092	-

	42,092	-	42,092	-

During the year ended 31 May 2007, the Company incurred website and kiosk development costs of $42,092 (31 May 2006 – $Nil).

5.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.	Note Payable

The note payable amount of $Nil (31 May 2006 – $3,000) is non-interest bearing, unsecured and has no fixed term of repayment.

7.	Due to Related Party

The amount due to a related party of $Nil (31 May 2006 – $3,500) is payable to a director and shareholder of the Company. This balance is non-interest bearing, unsecured and has no fixed terms of repayment.

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

8.	Related Party Transactions

During the year ended 31 May 2007, an officer, director and shareholder of the Company has made contributions to capital for management fees and rent in the amount of $18,000 (31 May 2006 – $Nil, cumulative – $18,000) and $6,000 (31 May 2006 – $Nil, cumulative – $6,000) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Notes 9 and 11).

9.	Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 15,520,000 common shares with a par value of $0.001 per common share.

On 31 October 2005, 9,000,000 capital stock of the Company were issued for cash proceeds of $9,000.

On 26 September 2006, 10,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $250,000. Each Unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.10 per common share expiring 18 May 2008.

On 2 February 2007, the Company chose to offer a rescission to shareholders who were not accredited investors and a total of 3,480,000 units (consisting of 3,480,000 common shares of the Company and 3,480,000 share purchase warrants) valued at $87,000 were rescinded.

As of 31 May 2007, there were 6,520,000 share purchase warrants outstanding. Each common share purchase warrant entitles the holder to purchase one additional common share of the Company at a price of $0.10 per share expiring 18 May 2008.

During year ended 31 May 2007, an officer, director and shareholder of the Company made contributions to capital by payment of Company expenses (Notes 8 and 11).

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

Warrants

The following share purchase warrants were outstanding at 31 May 2007:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.10	6,520,000	1.00

		6,520,000

The following is a summary of warrant activities during the year ended 31 May 2007 and the period from the date of inception on 30 August 2005 to 31 May 2006:

	Number of warrants	Weighted average exercise price
$

Outstanding and exercisable at 30 August 2005	-	-

Granted	-	-
Exercised	-	-
Expired	-	-

Outstanding and exercisable at 31 May 2006	-	-

Weighted average fair value of warrants granted during the period ended 31 May 2006		-

Outstanding and exercisable at 31 May 2006	-	-

Granted	10,000,000	0.10
Exercised	-	-
Expired	-	-
Rescinded	3,480,000	-

Outstanding and exercisable at 31 May 2007	6,520,000	0.10

Weighted average fair value of warrants granted during the year ended 31 May 2007		0.0006

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

The weighted average grant date fair value of warrants issued during the year ended 31 May 2007, amounted to $0.0006 per warrant (31 May 2006 – $Nil per warrant). The fair value of each warrant granted was determined using the Black-Scholes option pricing model and the following weighted average assumptions:

	As at 31 May 2007	As at 31 May 2006

Risk free interest rate	4.38%	-
Expected life	1.63 years	-
Annualized volatility	59%	-
Expected dividends	-	-

10.	Income Taxes

The Company has losses to 31 May 2007 carried forward for income tax purposes. There are no current or deferred tax expenses for the period ended 31 May 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the year ended 31 May 2007	For the period from the date of inception on 30 August 2005 to 31 May 2007
	$	$

Deferred tax asset attributable to:
Current operations	26,844	34,642
Contributions to capital by related parties (Notes 8 and 11)	(8,160)	(8,160)
Less: Change in valuation allowance	(18,684)	(26,482)

Net refundable amount	-	-

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

The composition of the Company’s deferred tax assets as at 31 May 2007 and 31 May 2006 is as follows:

	31 May 2007	31 May 2006
	$	$

Net income tax operating loss carryforward	(77,889)	(22,936)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	26,482	7,798
Less: Valuation allowance	(26,482)	(7,798)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 May 2007, the Company has an unused net operating loss carryforward balance of approximately $77,889 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2027.

11.	Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 30 August 2005 to 31 May 2007	For the year ended 31 May 2007	For the period from the date of inception on 30 August 2005 to 31 May 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the year ended 31 May 2007, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $18,000 (31 May 2006 – $Nil, cumulative – $18,000) and $6,000 (31 May 2006 – $Nil, cumulative – $6,000) respectively (Notes 8 and 9).

Typhoon Tunes Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 May 2007

12.	Subsequent Event

Subsequent to 31 May 2007, the Company purchased U.S. patent application 5,379,057 and 5,675,362 which relate to keyboardless touch screen devices (the “Patents”) for cash payments to the vendor by the Company over a three year period. The Company has also agreed to pay the vendor a 10% royalty related to the Patents. Certain terms of this purchase have not been disclosed by the Company and have been filed separately with the Secretary, Securities and Exchange Commission and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Effective 31 July 2007, the Company effected a four for one stock split of the authorized, issued and outstanding common shares. As a result, the authorized capital has increased from 75,000,000 shares of capital stock with a par value of $0.001 to 300,000,000 shares of capital stock with a par value of $0.001. The issued and outstanding share capital increased from 15,520,000 shares of capital stock to 62,080,000 shares of capital stock of the Company.

13.	Commitment

The Company is subject to certain cash payment commitments related to the purchase of the Patents subsequent to 31 May 2007 (Note 12).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND  FINANCIAL DISCLOSURE.

None.

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

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

We also maintain a system of internal controls designed to provide reasonable assurance that (i) transactions are executed in accordance with Management's general and specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with the United States generally accepted accounting principles and to maintain accountability for assets; (ii) access to assets is permitted only in accordance with Management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences. We believe that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principals. Since our most recent evaluation, there have been no changes in our internal controls or in other factors that could significantly affect our internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses. However, our auditors did not test the effectiveness of nor relied on our internal controls for the fiscal year ended May 31, 2007.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers, Promoters and Control Persons

The company is managed to this point by James Shepard, our sole officer and director who receives no compensation for either responsibility.

Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name	Age	Position Held with our Company	Date First Elected or Appointed
James Shepard	41	President, CEO, Secretary, Treasurer CFO and Director	August 30, 2005

Business Experience

The following is a brief account of the education and business experience of each director and executive officer during at least the past five years, indicating each person's principal occupation during the period, and the name and principal business of the organization by which he was employed.

James Shepard, President, Secretary, Treasurer and a Director

James Shepard has been our sole officer and director since inception. Mr. Shepard devotes approximately 20 hours per week to our business. Since 1992, Mr. Shepard has been employed by JGS Events Inc., a company of which he is the owner, president and founder. With extensive experience in trade show production, he owns and has produced many shows including:

•	4th World Chinese Entrepreneurs Convention Industry & Trade Exhibition
•	Aerospace North America Home Improvement Trade Show
•	Alberta Heavy Construction Show
•	Pacific Agriculture Show
•	Aqua '92
•	Pacific Rim Computer Show
•	Cultus Lake Floating Boat Show
•	Property Management Trade Show
•	Exfor West
•	Ship to Shore
•	eWorld Exhibition & Conference

•	Spring & Fall Home Shows
•	Heavy Construction Show
•	Vancouver Spring & Fall Gift Show
•	Home-Based Business & Opportunities Show
•	Wood Technology Show

Prior to forming JGS Events, Mr. Shepard worked with Southex Exhibitions as sales manager/show management. James Shepard completed a Bachelor of Arts from the University of British Columbia in 1988.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the SEC regulations to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, with the exception of the following:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Failure to File Requested Forms
James Shepard	None	None	None

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of Sean Dickenson. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Other Committees

We do not have standing nominating or compensation committees, or committees performing similar functions. Our board of directors believes that it is not necessary to have a standing compensation committee at this time because the functions of such committee are adequately performed by our board of directors.

Our board of directors also is of the view that it is appropriate for us not to have a standing nominating committee because our board of directors has performed and will perform adequately the functions of a nominating committee. Our board of directors has not adopted a charter for the nomination committee. There has not been any defined policy or procedure requirements for stockholders to submit recommendations or nomination for directors. Our board of directors does not believe that a defined policy with regard to the consideration of candidates recommended by stockholders is necessary at this time because we believe that, given the early stages of our development, a specific nominating policy would be premature and of little assistance until our business operations are at a more advanced level. There are no specific, minimum qualifications that our board of directors believes must be met by a candidate recommended by our board of directors. The process of identifying and evaluating nominees for director typically begins with our board of directors soliciting professional firms with whom we have an existing business relationship, such as law firms, accounting firms or financial advisory firms, for suitable candidates to serve as directors. It is followed by our board of directors’ review of the candidates’ resumes and interview of candidates. Based on the information gathered, our board of directors then makes a decision on whether to recommend the candidates as nominees for director. We do not pay any fee to any third party or parties to identify or evaluate or assist in identifying or evaluating potential nominee.

ITEM 10. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons:

•	our principal executive officers;
•	each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended May 31, 2007; and
•

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our years ended May 31, 2007 and 2006, are set out in the following summary compensation table:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa-tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa-tion ($)	Total ($)
James Shepard President, CEO, Treasurer & Secretary	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

We have not entered into any employment agreement or consulting agreement with our current director and executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at May 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended May 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended May 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended May 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended May 31, 2007, we did not pay any compensation or grant any stock options to our directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of August 22, 2007, there were 62,080,000 shares of our common stock outstanding. The following table sets forth certain information known to us with respect to the beneficial ownership of our common stock as of that date by (i) each of our directors, (ii) each of our executive officers, and (iii) all of our directors and executive officers as a group. Except as set forth in the table below, there is no person known to us who beneficially owns more than 5% of our common stock. The number of shares beneficially owned is determined under rules of the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has the sole or shared voting power or investment power and any shares which the individual has the right to acquire within 60 days of July 3, 2007 through the exercise of any stock option or other right. Unless otherwise noted, we believe that each person has sole investment and voting power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table:

Name and Address of Beneficial Owner[1]	Amount and Nature of Beneficial Ownership	Percentage of Class
Brown Brothers Harriman & Co. 140 Broadway New York, NY 10005	22,080,000	35.5%
James Shepard 306-1917 West 4th Avenue Vancouver, BC V6J 1M7	36,000,000	57.99%
Directors and Executive Officers as a Group	36,000,000	57.99%

1 In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

Changes in Control

There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND  DIRECTOR INDEPENDENCE.

During the year ended 31 May 2007, an officer, director and shareholder of our company has made contributions to capital for management fees and rent in the amount of $18,000 (31 May 2006 – $Nil, cumulative – $18,000) and $6,000 (31 May 2006 – $Nil, cumulative – $6,000) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Notes 8, 9 and 11).

Corporate Governance

Board of Directors Independence

We currently act with one director. As James Shepard is our sole executive officer and holds approximately 57.99% of our common stock as of August 22, 2007, Mr. Shepard is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities. We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors, solely consisting of James Shepard. In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

Code of Ethics

Effective August 29, 2007, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)  honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)  full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)  compliance with applicable governmental laws, rules and regulations;

(4)  the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)  accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed as Exhibit 14.1 to this annual report on Form 10-KSB. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Typhoon at 711 South Carson Street, Suite #4, Carson City, Nevada 89701.

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.3	Articles of Merger filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
3.2	Certificate of Change filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
10.1	Form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.2	Form of warrant certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.3	Amended form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on April 10, 2006 and incorporated herein by reference.
10.4	Patent Rights Purchase Agreement filed as an exhibit to our current report on Form 8-K filed with the Commission on June 14, 2007 and incorporated herein by reference.
14.1*	Code of Ethics
16.1	Letter re change in certifying accountant filed as an exhibit to our current report on Form 8-K filed with the Commission on July 13, 2006 and incorporated herein by reference.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*Filed herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended May 31, 2007 were $6,485.

Audit Related Fees

We incurred no fees for the fiscal year ended May 31, 2007 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees

Taxes for the fiscal year ended May 31, 2007 are currently being prepared and the costs for the preparation of the tax return are estimated to be approximately $850.

All Other Fees

We incurred no other fees during the fiscal year ended May 31, 2007 and since inception for products and services rendered by our principal accountants other than those stated in this and other publicly posted reports (see www.sec.gov).

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TYPHOON ENTERPRISES INC.

By: /s/ James Shepard

James Shepard

President and Director

Principal Executive Officer and Principal Financial Officer

Date: August 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Shepard

James Shepard

President and Director

Principal Executive Officer and Principal Financial Officer

Date: August 30, 2007.