Form 10KSB/A
period 2007-05-31
TYPHOON ENTERPRISES INC.
filed 2007-09-14
CIK 1352588

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Auditor's Report
Consent of Independent Registered Public Accounting Firm
Balance Sheet
Statements of Operations
Statements of Cash Flows
Statements of Changes in Stockholders’ Equity
Notes to Financial Statements

JAMES STAFFORD

James Stafford Chartered Accountants* Suite 350 – 1111 Melville Street Vancouver, British Columbia Canada V6E 3V6 Telephone +1 604 669 0711 Facsimile +1 604 669 0754 * Incorporated professional

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Typhoon Tunes Inc. (A Development Stage Company)

We have audited the balance sheets of Typhoon Tunes Inc. (the “Company”) as at 31 May 2007 and 2006, and the related statements of operations, cash flows and changes in stockholders’ equity for the year ended 31 May 2007, the period from the dated of inception on 30 August 3005 to 31 May 2006 and for the period from the date of inception on 30 August 2005 to 31 May 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 31 May 2007 and 2006 and the results of its operations, cash flows and changes in stockholders’ equity for the year ended 31 May 2007, the period from the date of inception on 30 August 2005 to 31 May 2006 and for the period from the date of inception on 30 August 2005 to 31 May 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ James Stafford
9 August 2007	Chartered Accountants

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

31 May 2007 in the Form 10-KSB of Typhoon Tunes Inc.

Vancouver, Canada	/s/ James Stafford
9 August 2007	Chartered Accountants

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

ITEM 13. EXHIBITS

Exhibits required by Item 601 of Regulation S-B

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.3	Articles of Merger filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
3.2	Certificate of Change filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
10.1	Form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.2	Form of warrant certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.3	Amended form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on April 10, 2006 and incorporated herein by reference.
10.4	Patent Rights Purchase Agreement filed as an exhibit to our current report on Form 8-K filed with the Commission on June 14, 2007 and incorporated herein by reference.
14.1	Code of Ethics
16.1	Letter re change in certifying accountant filed as an exhibit to our current report on Form 8-K filed with the Commission on July 13, 2006 and incorporated herein by reference.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

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

Date: September 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ James Shepard

James Shepard

President and Director

Principal Executive Officer and Principal Financial Officer

Date: September 13, 2007