Form 10QSB
period 2007-08-31
TYPHOON TOUCH TECHNOLOGIES INC.
filed 2007-10-15
CIK 1352588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [X]

For the quarterly period ended August 31, 2007

Commission File Number: 000-52130

TYPHOON TOUCH TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Nevada	20-3387991
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

711 South Carson Street, Suite #4, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

775-881-3326
Issuer's telephone number

TYPHOON ENTERPRISES, INC.
(Former names, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act Large accelerated filer [ ] Accelerated Filer [X] Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [X]

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

62,080,000 common shares issued and outstanding as of October 5, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)

Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 31	As at 31
	August	May 2007
	2007	(Audited)
	$	$
Assets
Current
Cash and cash equivalents	336,817	27,675
Account receivable	-	2,000
Prepaid expenses	15,000	21,000

	351,817	50,675

Property, plant and equipment (Note 3)	6,623	5,756
Website and kiosk development costs (Note 4)	48,754	42,092
Patents (Note 5)	95,178	-

	502,372	98,523

Liabilities

Current
Accounts payable and accrued liabilities (Note 6)	16,076	4,412

Loan payable (Note 7)	500,000	-

	516,076	4,412

Stockholders’ equity (deficit)
Capital stock (Note 9)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
31 August 2007 – 62,080,000 common shares, par value $0.001
31 May 2007 – 62,080,000 common shares, par value $0.001	62,080	62,080
Additional paid-in capital	136,301	130,301
Warrants	3,619	3,619
Deficit, accumulated during the development stage	(215,704)	(101,889)

	(13,704)	94,111

	502,372	98,523

Nature and Continuance of Operations (Note 1), Commitment (Note 12) and Subsequent Event (Note 13)

On behalf of the Board:

Director	Director

The accompanying notes are an integral part of these financial statements.	4

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from
	the date of
	inception on	For the	For the
	30 August	three month	three month
	2005 to	period ended	period ended
	31 August	31 August	31 August
	2007	2007	2006
	$	$	$

Expenses
Consulting fees	18,000	18,000	-
Depreciation (Note 3 and 5)	5,520	5,134	-
Filing fees	1,696	412	-
Investor relations	45,000	45,000	-
Legal and accounting	84,827	27,329	1,343
Management fees (Notes 8, 9 and 11)	22,500	4,500	4,500
Office and miscellaneous	5,431	2,159	1,162
Rent (Notes 8, 9 and 11)	7,500	1,500	1,500
Transfer agent fees	2,526	-	104
Website planning costs	22,704	9,781	-

Net loss for the period	(215,704)	(113,815)	(8,609)

Basic and diluted loss per common share		(0.002)	(0.001)

Weighted average number of common shares outstanding		62,080,000	62,080,000

The accompanying notes are an integral part of these financial statements.	5

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the
	period from
	the date of
	inception on	For the	For the
	30 August	three month	three month
	2005 to	period ended	period ended
	31 August	31 August	31 August
	2007	2007	2006
	$	$	$

Cash flows used in operating activities
Net loss for the period	(215,704)	(113,815)	(8,609)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital – expenses (Notes 8, 9 and 11)	30,000	6,000	6,000
Depreciation (Note 3)	5,520	5,134	-
Changes in operating assets and liabilities
Decrease in account receivable	-	2,000	-
(Increase) decrease in prepaid expenses	(15,000)	6,000	-
Increase (decrease) in accounts payable and accrued liabilities	16,076	11,664	(986)

	(179,108)	(83,017)	(3,595)

Cash flows used in investing activities
Purchase of computer hardware (Note 3)	(7,321)	(1,179)	-
Website and kiosk development costs (Note 4)	(48,754)	(6,662)	-
Acquisition of Patents (Note 5)	(100,000)	(100,000)	-

	(156,075)	(107,841)	-

Cash flows from financing activities
Increase in bank indebtedness	-	-	975
Increase in due to related party	-	-	1,990
Increase in loan payable (Note 7)	500,000	500,000	-
Common shares and warrants issued for cash	259,000	-	-
Common shares and warrants rescinded for cash	(87,000)	-	-
Share subscriptions received in advance	-	-	156,500

	672,000	500,000	159,465

Increase in cash and cash equivalents	336,817	309,142	155,870

Cash and cash equivalents, beginning of period	-	27,675	585

Cash and cash equivalents, end of period	336,817	336,817	156,455

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.	6

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

					Deficit,
	Number of				accumulated
	common		Additional		during the
	shares	Share	paid-in		development	Stockholders’
	issued	Capital	capital	Warrants	stage	deficiency
		$	$	$	$	$

Balance at 30 August 2005	-	-	-	-	-	-
Common shares issued for
cash ($0.0003 per share)
(Note 9)	36,000,000	36,000	(27,000)	-	-	9,000
Net loss for the period	-	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	36,000,000	36,000	(27,000)	-	(22,936)	(13,936)
Common shares and
warrants issued for cash
($0.006 per unit ) (Note 9)	40,000,000	40,000	204,449	-	-	244,449
Common shares and
warrants rescinded for cash
($0.006 per unit ) (Note 9)	(13,920,000)	(13,920)	(71,148)	-	-	(85,068)
Warrants granted (Note 9)	-	-	-	5,551	-	5,551
Warrants rescinded (Note 9)	-	-	-	(1,932)	-	(1,932)
Contributions to capital by
related party – expenses
(Notes 8, 9 and 11)	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(78,953)	(78,953)

Balance at 31 May 2007	62,080,000	62,080	130,301	3,619	(101,889)	94,111
Contributions to capital by
related party – expenses
(Notes 8, 9 and 11)	-	-	6,000	-	-	6,000
Net loss for the period	-	-	-	-	(113,815)	(113,815)

Balance at 31 August 2007	62,080,000	62,080	136,301	3,619	(215,704)	(13,704)

The accompanying notes are an integral part of these financial statements.	7

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

1.	Nature and Continuance of Operations

Typhoon Enterprises Inc. (formerly Typhoon Tunes Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on 30 August 2005. The Company was formed to provide music through retail mall kiosks and other point-of-purchase locations, including on the Internet at typhoontunes.com.

On 13 August 2007, the Company completed a merger with its subsidiary, Typhoon Enterprises Inc., resulting in a name change from Typhoon Tunes Inc. to Typhoon Enterprises Inc. to better reflect the direction and business of the Company.

On 13 August 2007, the Company effected a four for one stock split of its authorized and issued and outstanding common stock. As a result, the authorized capital of the Company has increased from 75,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

The Company plans to initially offer download assistance of music from third-party Internet music suppliers to the public in what it believes to be a new format, designed to target people who are not Internet or computer savvy or who are not willing or able to download their music preferences on their own.

Once the Company is operational, and as funds allow, the Company also intends to expand into a new genre, “music on demand” - downloading individual songs requested by customers onto a CD/DVD or their personal portable music device or by creating a CD/DVD of the customer’s choice. By offering customized music, the Company feels it can be the solution for consumers looking for an easy and convenient way to get the music they want, when they want it. Additionally, if customers wish, they will have the option to purchase pre-made music mixes. For example, this could include “today's top ten New York club hits” or “London's favorite hits of the year”. At a later date, after our first year of operations, we will consider expanding our offerings to include digital music players and other merchandise.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”(“SFAS 7). The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period. All losses accumulated since inception has been considered as part of the Company’s development stage activities.

The Company’s financial statements as at 31 August 2007 and for the three month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $113,815 for the three month period ended 31 August 2007 (31 August 2006 – $8,609) and has working capital of $335,741 at 31 August 2007 (31 May 2007 – $46,263).

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

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

At 31 August 2007, the Company has not yet moved into the revenue generation stage of the business and suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 31 August 2007 and for the three month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended 31 August 2007 are not necessarily indicative of the results that may be expected for the year ending 31 May 2008.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 31 May 2007.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

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

Patents

Patents acquired by the Company are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the life of the patents. The life of the Company’s existing patents has been determined by management of the Company to be 5 years. (Note 5)

Income taxes

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

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 31 August 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenues and expenses recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” (“SAB 104”). The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The Company uses guidance provided by the Financial Accounting Standards Board’s EITF 99-19 (“EITF 99-19”) in determining whether to report revenues on either a gross or net basis.

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

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), supersedes SFAS No. 14, “Financial Reporting for Segments of a Business Enterprise” (“SFAS 14). SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

The Company has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, startup costs associated with the Company's formation have been included in the Company’s general and administrative expenses for the period from the date of inception on 30 August 2005 to 31 May 2006.

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

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

Stock-based compensation

Effective 1 March 2006, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and EITF No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS No 87, “Employers’ Accounting for Pensions”, or SFAS No 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company’s fiscal year ending 31 May 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

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

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for fiscal years beginning after 15 December 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

3.	Property, Plant and Equipment

			Net Book Value
		Accumulated	31 August	31 May
	Cost	amortization	2007	2007
	$	$	$	$

Computer hardware	7,321	698	6,623	5,756

	7,321	698	6,623	5,756

During the three month period ended 31 August 2007, total additions to property and equipment were $1,179 (31 May 2007 – $6,142).

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

4.	Website and Kiosk Development Costs

			Net Book Value
		Accumulated	31 August	31 May
	Cost	amortization	2007	2007
	$	$	$	$

Website and kiosk development costs	48,754	-	48,754	42,092

	48,754	-	48,754	42,092

During the three month period ended 31 August 2007, the Company incurred website and kiosk development costs of $6,662 (31 August 2006 – $Nil).

5.	Patents

			Net Book Value
		Accumulated	31 August	31 May
	Cost	amortization	2007	2007
	$	$	$	$

Patents	100,000	4,822	95,178	-

	100,000	4,822	95,178	-

During the three month period ended 31 August 2007, total addition to patents was $100,000 (31 August 2006 – $Nil).

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Loan Payable

The loan payable is to an unrelated party of the Company, is non-interest bearing, unsecured and has no fixed term of repayment.

8.	Related Party Transactions

During the three month period ended 31 August 2007, an officer, director and shareholder of the Company has made contributions to capital for management fees and rent in the amount of $4,500 (31 August 2006 – $4,500, cumulative – $22,500) and $1,500 (31 August 2006 – $1,500, cumulative – $7,500) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Notes 9 and 11).

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

9.	Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 62,080,000 common shares with a par value of $0.001 per common share.

On 31 October 2005, 36,000,000 capital stock of the Company were issued for cash proceeds of $9,000.

On 26 September 2006, 40,000,000 Units (the “Units”) of the Company were issued for cash proceeds of $250,000. Each Unit consists of one common share of the Company and one share purchase warrant. Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.025 per common share expiring 18 May 2008.

On 2 February 2007, the Company chose to offer a rescission to shareholders who were not accredited investors and a total of 13,920,000 units (consisting of 13,920,000 common shares of the Company and 13,920,000 share purchase warrants) valued at $87,000 were rescinded.

On 13 August 2007, the Company effected a four for one stock split of the authorized, issued and outstanding common shares. As a result, the authorized capital has increased from 75,000,000 shares of capital stock with a par value of $0.001 to 300,000,000 shares of capital stock with a par value of $0.001. The issued and outstanding share capital increased from 15,520,000 shares of capital stock to 62,080,000 shares of capital stock of the Company. The financial statements have been retroactively adjusted to reflect these stock splits.

During the three month period ended 31 August 2007, an officer, director and shareholder of the Company made contributions to capital by payment of Company expenses (Notes 8 and 11).

Warrants

The following share purchase warrants were outstanding at 31 August 2007:

	Exercise	Number	Remaining
	price	of warrants	contractual life (years)
	$

Warrants	0.025	26,080,000.75

		26,080,000

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

The following is a summary of warrant activities during the year ended 31 May 2007 and the three month period ended 31 August 2007:

		Weighted
		average
	Number of	exercise
	warrants	price
		$

Outstanding and exercisable at 31 May 2006	-	-

Granted	40,000,000	0.025
Exercised	-	-
Expired	-	-
Rescinded	(13,920,000)	0.025

Outstanding and exercisable at 31 May 2007	26,080,000	0.025

Weighted average fair value of warrants granted during the year ended
31 May 2007		0.0006

Outstanding and exercisable at 31 May 2007	26,080,000	0.025

Granted	-	-
Exercised	-	-
Expired	-	-
Rescinded	-	-

Outstanding and exercisable at 31 August 2007	26,080,000	0.025

Weighted average fair value of warrants granted during the period
ended 31 August 2007		0.0006

10.	Income Taxes

The Company has losses to 31 August 2007 carried forward for income tax purposes. There are no current or deferred tax expenses for the period ended 31 August 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

The provision for refundable federal income tax consists of the following:

	For the	For the three
	three month	month
	period ended	period ended
	31 August	31 August
	2007	2006
	$	$

Deferred tax asset attributable to:
Current operations	38,697	2,927
Contributions to capital by related parties (Notes 8 and 11)	(2,040)	(2,040)
Less: Change in valuation allowance	(36,657)	(887)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 31 August 2007 and 31 May 2007 is as follows:

	31 August	31 May
	2007	2007
		(Audited)
	$	$

Net income tax operating loss carryforward	(185,704)	(77,889)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	63,139	26,482
Less: Valuation allowance	(63,139)	(26,482)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 31 August 2007, the Company has an unused net operating loss carryforward balance of approximately $185,704 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2028.

Typhoon Enterprises Inc.
(formerly Typhoon Tunes Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 August 2007

11.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date		For the
	of inception	For the	three month
	on 30 August	three month	period
	2005 to	period ended	ended
	31 August	31 August	31 August
	2007	2007	2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the three month period ended 31 August 2007, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $4,500 (31 August 2006 – $4,500, cumulative – $22,500) and $1,500 (31 August 2006 – $1,500, cumulative – $7,500) respectively (Notes 8 and 9).

12.	Commitment

The Company is subject to certain cash payment commitments over the next three years related to the purchase of the Patents (Note 5). The Company has also agreed to pay the vendor a 10% royalty related to the Patents. Certain terms of this purchase have not been disclosed by the Company and have been filed separately with the Secretary, Securities and Exchange Commission and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

13.	Subsequent Event

On 10 October 2007, the Company completed a merger with its subsidiary, Typhoon Touch Technologies Inc., resulting in a name change from Typhoon Enterprises Inc. to Typhoon Touch Technologies Inc. to better reflect the direction and business of the Company.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

  our ability to obtain approval from government authorities for our products;

  our ability to protect the patents on our proprietary technology;

  our ability to fund our short-term and long-term financing needs;

  our ability to compete against large competitors in a rapidly changing market;

  changes in our business plan and corporate strategies; and

  other risks and uncertainties discussed in greater detail in various sections of this report.

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

As used in this annual report, the terms "we", "us", "our", "Typhoon", “Typhoon Tunes Inc.”, Typhoon Enterprises Inc. mean “Typhoon Touch Technologies Inc.”, unless the context clearly requires otherwise.

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

Our common stock is quoted on the OTC Bulletin Board under the symbol "TYPT", our CUSIP number is 90239T 100.

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

On October 10, 2007, we changed our name to “Typhoon Touch Technologies Inc.” We effected this name change by merging with our wholly owned subsidiary, named “Typhoon Touch Technologies Inc.”, a Nevada corporation that we formed specifically for this purpose. We changed the name of our company to better reflect the direction and business of our company.

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

We are developing a series of music kiosks to be placed in areas of high pedestrian traffic for download assistance and retail distribution of music. At these sites, the public will be able to choose music of their choice either for download onto their personal storage device or for burning onto a CD. Initially, we intend to direct our customers to online music suppliers and be, in essence, a gateway or portal to their music content websites. As a result, the type and amount of music available to our customers will be virtually unlimited or limited only by the number of suppliers we use. Our management intends to closely monitor trade publications, like "Billboard" magazine, and other media to stay abreast of emerging trends in the music industry. Our customers will be required to log into music provider websites, create an account using their own credit cards and agree to the intellectual property and copyright laws posted by each provider. We will merely be assisting our customers with this process and directing them to the websites, thereby eliminating any intellectual property or copyright infringement liability on our part. Our goal is to assist customers who want to download their music choices from the internet to their personal players, but are either not computer savvy or do not want or have the time to search for their music choices.

Plan of Operation/Milestones for Next 12 Months

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, all of which are dependent on receipt of the proceeds from our initial public offering, of which there can be no assurance.

Within 3-6 months following completion of the offering and receipt of the total proceeds therefrom, we expect to:

1.	Complete development, functionality and publishing of the website.
2.	Obtain advertisers to pay for costs of downloads in exchange for advertising.
3.	Continue to invent, purchase and/or protect if necessary our patents for touch and related technologies

Our budget for the remainder of this phase is estimated to be approximately $50,000.

Within approximately 6-9 months, or upon completion of the first phase above, we expect to:

1.	Have our website established and operational
2.	Develop and begin to initiate advertising and PR plan.
3.	Finalize any incomplete negotiations with the company or companies from whom we purchase the music we will sell.
4.	Ensure that any and all required federal, state and/or province licenses are up-to-date and complete. In progress
5.	Complete details to handle debit and credit card transactions. In progress
6.	Continue to work on the development of new touch screen technology

Our budget for this phase is estimated to be approximately $200,000.

Within approximately 12 months, or upon completion of the first and second phases above, we expect to:

1.	Commence web-based sales.
2.	Launch full advertising and marketing program.
3.	Have fully implemented the touch screen technology for which we have patents

Our budget for this phase is estimated to be approximately $91,500 or, if as mentioned above there is a significant advance required for the leased space for the kiosk, is estimated to be approximately $56,000.

Results of Operations

We have had no revenues since inception and have incurred a net loss of $215,704 since inception. We have obtained an unsecured loan to support the next phase of our development, payable in five years or convertible to shares if desired.

Minimal comparative analyses are made in this report, as we were only incorporated in August 2005 and had only conducted minimal operations at August 31, 2007. We have however, successfully completed the development of our original plan and could put that plan into operation as originally stated. Market growth in the interim, however, has led us to believe that our shareholders will be better served if we widen our focus and bring an added value to the company.

Operating expenses for the three-month period ended August 31, 2007 were $113,815. These expenses were mainly attributed to patent purchase as well as legal and accounting fees incurred in the preparation and filing of our annual report, audited financial statements and other business requirements.

Net loss for the three-months ended August 31, 2007 was $113,815 or $0.001 per share.

Liquidity and Capital Resources

At August 31, 2007, we had a total of $336,817 in cash and cash equivalents.

There were no cash flows investing activities for the three months ended August 31, 2007.

Cash provided by financing activities for the three months ended August 31, is $500,000, loan payable increased.

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

Research and Development

In the next 12 months, we intend to spend approximately $150,000 on research and development, as disclosed in our Plan of Operation above and we do not intend to purchase any major equipment.

Employees

We do not expect to hire new employees during the ensuing year.

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

Item 2. Unregistered Sales of Equities and Use of Proceeds.

Not Applicable

Item 3. Default Upon Senior Securities.

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders during this quarter.

Item 5. Other Information.

Effective October 10, 2007, we completed a merger with our subsidiary, Typhoon Touch Technologies Inc. As a result, we have changed our name from “Typhoon Enterprises Inc.” to “Typhoon Touch Technologies Inc.”

The name change became effective with NASDAQ’s Over-the-Counter Bulletin Board at the opening for trading on October 10, 2007 under the new stock symbol “TYPT”. Our new CUSIP number is 90239T 100.

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

We were incorporated in August 2005; we have just completed our research and initial business plan; have not yet realized any revenues; and have an accumulated deficit since inception of $215,704. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive music industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our concept, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any Units you purchase in this offering.

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

The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on brokers or dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker or dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker or dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker or dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of brokers or dealers to trade our securities. We believe that the penny stock rules will discourage investor interest in and limit the marketability of our common stock. This may limit your ability to buy and sell our stock and cause the price of the shares to decline.

FINRA sales practice requirements may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the Financial Industry Regulatory Authority (FINRA) has adopted rules that require that in recommending an investment to a customer, a broker or dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, brokers or dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for brokers or dealers to recommend that their customers buy our common stock, which may prevent you from reselling your shares and may cause the price of the shares to decline.

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

Item 6. Exhibits

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on February 21, 2006, under our CIK Number 0001352588 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.3	Articles of Merger filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
3.2	Certificate of Change filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
3.4*	Articles of Merger dated effective October 10, 2007.
10.1	Form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.2	Form of warrant certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.3	Amended form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on April 10, 2006 and incorporated herein by reference.
10.4	Patent Rights Purchase Agreement filed as an exhibit to our current report on Form 8-K filed with the Commission on June 14, 2007 and incorporated herein by reference.
14.1	Code of Ethics filed as an exhibit to the Form 10-KSB filed with the Commission on August 30, 2007 and incorporated herein by reference.
16.1	Letter re change in certifying accountant filed as an exhibit to our current report on Form 8-K filed with the Commission on July 13, 2006 and incorporated herein by reference.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 11, 2007

TYPHOON TOUCH TECHNOLOGIES INC.

/s/ James G. Shepard
By: James G. Shepard, President, CEO, Secretary, Treasurer,
CFO, Principal Accounting Officer and sole Director