Form 10QSB
period 2007-11-30
TYPHOON TOUCH TECHNOLOGIES INC.
filed 2008-01-14
CIK 1352588

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission File Number: 000-52130

TYPHOON TOUCH TECHNOLOGIES INC.
(Name of small business issuer in its charter)

Nevada	20-3387991
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

711 South Carson Street, Suite #4, Carson City, Nevada	89701
(Address of principal executive offices)	(Zip Code)

775-881-3326
Issuer's telephone number

N/A
(Former names, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ]No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 62,080,000 common shares issued and outstanding as of January 9, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ]No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)

Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 30	As at 31
	November	May
	2007	2007
		(Audited)
	$	$

Assets
Current
Cash and cash equivalents	41,934	27,675
Account receivable	-	2,000
Prepaid expenses	130,159	21,000

	172,093	50,675

Plant, property and equipment (Note 3)	6,409	5,756
Website and kiosk development costs (Note 4)	54,237	42,092
Patents (Note 5)	185,206	-

	417,945	98,523

Liabilities
Current
Accounts payable and accrued liabilities (Note 6)	2,050	4,412
Loan payable (Note 7)	500,000	--

	502,050	4,412

Stockholders’ equity (deficit)
Capital stock (Note 9)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
30 November 2007 – 62,080,000 common shares
31 May 2006 – 62,080,000 common shares	62,080	62,080
Additional paid-in capital	142,301	130,301
Warrants	3,619	3,619
Deficit, accumulated during the development stage	(292,105)	(101,889)

	(84,105)	94,111

	417,945	98,523

Nature and Continuance of Operations (Note 1) and Commitment (Note 12)

On behalf of the Board:

Director	Director

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)

	For the
	period from
	the date of			For the six
	inception on	For the three	For the three	month	For the six
	30 August	month period	month period	period ended	month period
	2005 to 30	ended	ended	30	ended 30
	November	30 November	30 November	November	November
	2007	2007	2006	2007	2006
	$	$	$	$	$

Expenses
Consulting fees	25,270	7,270	-	25,270	-
Depreciation (Note 3)	15,864	10,344	94	15,478	94
Filing fees	1,696	-	1,150	412	1,080
Investor relations	75,000	30,000	-	75,000	-
Legal and accounting	97,450	12,623	5,102	39,952	6,444
Management fees (Notes 8, 9 and 11)	27,000	4,500	4,500	9,000	9,000
Office and miscellaneous	7,645	2,214	202	4,373	1,435
Rent (Notes 8, 9 and 11)	9,000	1,500	1,500	3,000	3,000
Transfer agent fees	3,994	1,468	877	1,468	981
Website planning costs	29,186	6,482	3,607	16,263	3,607

Net loss for the period	292,105	76,401	17,302	190,216	25,641

Basic and diluted loss per common
share		(0.001)	(0.000)	(0.003)	(0.000)

Weighted average number of common shares used in
per share calculations (Note 2)		62,080,000	48,528,790	62,080,000	60,270,222

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the
	period from
	the date of	For the	For the
	inception on	three	three	For the six	For the six
	30 August	month period	month period	month period	month period
	2005 to 30	ended 30	ended 30	ended 30	ended 30
	November	November	November	November	November
	2007	2007	2006	2007	2006
	$	$	$	$	$

Cash flows from operating activities
Net loss for the period	(292,105)	(76,401)	(17,032)	(190,216)	(25,641)
Adjustments to reconcile loss to net cash used
by operating activities
Contributions to capital – expenses (Notes 8,
9 and 11)	36,000	6,000	6,000	12,000	12,000
Depreciation (note 3)	15,864	10,344	94	15,478	94
Changes in operating assets and liabilities
Decrease in account receivable	-	-	-	2,000	-
Decrease in prepaid expenses	(130,159)	(115,159)	-	(109,159)	-
Increase (decrease) in accounts payable and
accrued liabilities	2,050	(14,026)	(4,535)	(2,362)	(5,521)

	(368,350)	(189,242)	(15,473)	(272,259)	(19,068)

Cash flows from investing activities
Purchase of computer hardware	(7,479)	(158)	(5,634)	(1,337)	(5,634)
Website and kiosk development costs	(54,237)	(5,483)	(15,367)	(12,145)	(15,367)
Patents	(200,000)	(100,000)	-	(200,000)	-

	(261,716)	(105,641)	(21,001)	(213,482)	(21,001)

Cash flows from financing activities
Decrease in bank indebtedness	-	-	(975)	-	-
Decrease in due to related party	-	-	(5,490)	-	(3,500)
Increase (decrease) in loan payable	500,000	-	(3,000)	500,000	(3,000)
Common shares and warrants issued for cash	259,000	-	250,000	-	250,000
Common shares and warrants rescinded for
cash	(87,000)	-	-		-
Share subscriptions received in advance	-	-	(156,500)	-	-

	672,000	-	84,035	500,000	243,500

Increase (decrease) in cash and cash
equivalents	41,934	(294,883)	47,561	14,259	203,431

Cash and cash equivalents, beginning of
period	-	336,817	156,455	27,675	585

Cash and cash equivalents, end of period	41,934	41,934	204,016	41,934	204,016

Supplemental Disclosures with Respect to Cash Flows (Note 11)

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders’ Equity
(Expressed in U.S. Dollars)

					Deficit,
	Number of				accumulated
	common		Additional		during the
	shares	Share	paid-in		development	Stockholders’
	issued	Capital	capital	Warrants	stage	equity
		$	$	$	$	$

Balance at 30 August 2005
(inception)	-	-	-	-	-	-
Common shares issued for
cash ($0.0003 per share)
(Note 9)	36,000,000	36,000	(27,000)	-	-	9,000
Net loss for the period	-	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	36,000,000	36,000	(27,000)	-	(22,936)	(13,936)
Common shares and
warrants issued for cash
($0.006 per unit ) (Note 9)	40,000,000	40,000	204,449	-	-	244,449
Common shares and
warrants rescinded for cash
($0.006 per unit ) (Note 9)	(13,920,000)	(13,920)	(71,148)	-	-	(85,068)
Warrants granted (Note 9)	-	-	-	5,551	-	5,551
Warrants rescinded (Note 9)	-	-	-	(1,932)	-	(1,932)
Contributions to capital by
related party – expenses
(Notes 8, 9 and 11)	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(78,953)	(78,953)

Balance at 31 May 2007
(Audited)	62,080,000	62,080	130,301	3,619	(101,889)	94,111
Contributions to capital by
related party – expenses
(Notes 8, 9 and 11)	-	-	12,000	-	-	12,000
Net loss for the period	-	-	-	-	(190,216)	(190,216)
Balance at 30 November 2007	62,080,000	62,080	142,301	3,619	(292,105)	(84,105)

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

1.	Nature and Continuance of Operations

Typhoon Touch Technologies, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 30 August 2005. The Company was formed to provide music through retail mall kiosks and other point-of-purchase locations, including on the Internet at typhoontunes.com.

On 13 August 2007, the Company completed a merger with its subsidiary, Typhoon Enterprises Inc., resulting in a name change from Typhoon Tunes Inc. to Typhoon Enterprises Inc. to better reflect the direction and business of the Company.

On 13 August 2007, the Company effected a 4:1 stock split of its authorized and issued and outstanding common stock. As a result, the authorized capital of the Company has increased from 75,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001. The financial statements have been retroactively adjusted to reflect these stock splits.

On 10 October 2007, the Company completed merger with its newly formed subsidiary, Typhoon Touch Technologies, Inc., resulting in a name change from Typhoon Enterprises Inc. to Typhoon Touch Technologies, Inc.

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

The Company’s financial statements as at 30 November 2007 and for the six month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $190,216 for the six month period ended 30 November 2007 (30 November 2006 – $25,641) and has working capital deficiency of $329,957 at 30 November 2007 (31 May 2007 – working capital $46,263).

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

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

At 30 November 2007, the Company has not yet moved into the revenue generation stage of the business and suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 November 2007 and for the six month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 30 November 2007 are not necessarily indicative of the results that may be expected for the year ending 31 May 2008.

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

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

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

Patents

Patents developed by the company are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the life of the patents, which has been determined to be 5 years.

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

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

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

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

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

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

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

3.	Plant, Property and Equipment

						Net Book Value
				Accumulated		30 November		31 May
		Cost		amortization		2007		2007
	$		$		$		$

Computer hardware		7,479		1,070		6,409		5,756

		$7,479		$1,070		$6,409		$5,756

During the six month period ended 30 November 2007, total additions to property and equipment were $1,337 (31 May 2007 – $6,142).

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

4.	Website and Kiosk Development Costs

			Net Book Value
			30	31
		Accumulated	November	May
	Cost	amortization	2007	2007
	$	$	$	$

Website and kiosk development	54,237	-	54,237	42,092
costs

	54,237	-	54,237	42,092

During the six month period ended 30 November 2007, the Company incurred website and kiosk development costs of $12,145 (31 May 2007 – $42,092).

5.	Patents

			Net Book Value
			30	31
		Accumulated	November	May
	Cost	amortization	2007	2007
	$	$	$	$

Patents	200,000	14,794	185,206	-

	200,000	14,794	185,206	-

During the six month period ended 30 November 2007, total addition to patents were $200,000 (31 May 2007 – $nil).

6.	Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.	Loan Payable

The note payable amount of $500,000 (31 May 2007 – $nil) is non-interest bearing, unsecured and has no fixed term of repayment.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

8.	Related Party Transactions

During the six month period ended 30 November 2007, an officer, director and shareholder of the Company has made contributions to capital for management fees and rent in the amount of $9,000 (30 November 2006 – $9,000, cumulative – $27,000) and $3,000 (30 November 2006 – $3,000, cumulative – $9,000) respectively. These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Notes 9 and 11).

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

During the six month period ended 30 November 2007, an officer, director and shareholder of the Company made contributions to capital by payment of Company expenses (Notes 8 and 11).

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

Warrants

The following share purchase warrants were outstanding at 30 November 2007:

	Exercise	Number	Remaining
	price	of warrants	contractual life (years)
	$

Warrants	0.025	26,080,000.50

		26,080,000

The following is a summary of warrant activities during the year ended 31 May 2007 and the six month period ended 30 November 2007:

		Weighted
		average
	Number of	exercise
	warrants	price
		$

Outstanding and exercisable at 31 May 2006	-	-

Granted	40,000,000	0.025
Exercised	-	-
Expired	-	-
Rescinded	(13,920,000)	0.025

Outstanding and exercisable at 31 May 2007	26,080,000	0.025

Weighted average fair value of warrants granted during the year ended 31
May 2007		0.0006

Outstanding and exercisable at 31 May 2007	26,080,000	0.025

Granted	-	-
Exercised	-	-
Expired	-	-
Rescinded	-	-

Outstanding and exercisable at 30 November 2007	26,080,000	0.025

Weighted average fair value of warrants granted during the period ended
30 November 2007		0.0006

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

10.	Income Taxes

The Company has losses to 30 November 2007 carried forward for income tax purposes. There are no current or deferred tax expenses for the period ended 30 November 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the	For the six
	six month	month period
	period ended	ended 30
	30 November	November
	2007	2006
	$	$

Deferred tax asset attributable to:
Current operations	64,673	8,718
Contributions to capital by related parties (Notes 8 and 11)	(4,080)	(4,080)
Less: Change in valuation allowance	(60,593)	(4,638)

Net refundable amount	-	-

The composition of the Company’s deferred tax assets as at 30 November 2007 and 31 May 2007 is as follows:

	30	31
	November	May
	2007	2007
		(Audited)
	$	$

Net income tax operating loss carryforward	(256,105)	(77,889)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax asset	87,076	26,482
Less: Valuation allowance	(87,076)	(26,482)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Tunes Inc. & Typhoon Enterprises Inc.)
(A Development Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 November 2007

As at 30 November 2007, the Company has an unused net operating loss carryforward balance of approximately $256,105 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 to 2028.

11.	Supplemental Disclosures with Respect to Cash Flows

For the period
	from the date		For the
	of inception	For the	six month
	on 30 August	six month	period
	2005 to	period ended	ended
	30 November	30 November	30 November
	2007	2007	2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the six month period ended 30 November 2007, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $9,000 (30 November 2006 – $9,000, cumulative – $27,000) and $3,000 (30 November 2006 – $3,000, cumulative – $9,000) respectively (Notes 8 and 9).

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS.

This quarterly report, including the following management's discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the "filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect”,” intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:

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

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "Typhoon", “Typhoon Tunes Inc.”, Typhoon Enterprises Inc. mean “Typhoon Touch Technologies Inc.”, unless the context clearly requires otherwise.

Introduction

We were incorporated in the State of Nevada on August 30, 2005 under the name “Typhoon Tunes Inc.” with an authorized capital of 75,000,000 shares of common stock with a par value of $0.001. On August 13, 2007, we changed our name to “Typhoon Enterprises Inc.” In addition, effective August 31, 2007, we effected a four for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001. On October 10, 2007, we changed our name to “Typhoon Touch Technologies Inc.”

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

Plan of Operation

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below, all of which are dependent on receipt of the proceeds from our initial public offering, of which there can be no assurance.

Within three to six months following completion of the offering and receipt of the total proceeds therefrom, we expect to:

1.	Complete development, functionality and publishing of the website. The website has been completed with exception of satisfactory security issues.
2.	Obtain advertisers to pay for costs of downloads in exchange for advertising.
3.	Continue to invent, purchase and/or protect if necessary our patents for touch and related technologies.

Our budget for the remainder of this phase is estimated to be approximately $40,000 unless we are required to take action to protect our patents in which case the budget for legal fees could exceed $250,000.

Within approximately six to nine months, or upon completion of the first phase above, we expect to:

1.	Have our website established and operational. The website is complete except for final security issues.
2.	Develop and begin to initiate advertising and PR plan.
3.	Finalize any incomplete negotiations with the company or companies from whom we purchase the music we will sell.
4.	Ensure that any and all required federal, state and/or province licenses are up-to-date and complete.
5.	Complete details to handle debit and credit card transactions when website is published
6.	Continue to work on the development of new touch screen technology.

Our budget for this phase is estimated to be approximately $20,000.

Within approximately 12 months, or upon completion of the first and second phases above, we expect to:

1.	Commence web-based sales.
2.	Launch full advertising and marketing program.
3.	Have fully implemented the touch screen technology for which we have patents

Anticipated Cash Requirements

Our estimated expenses for the next 12 months are as follows:

EXPENSE	COST

Consulting	$10,000
Filing fees	$10,000
Investor relations	$35,000
Legal and accounting	$150,000
Management	$10,000
Administrative	$7,500
Transfer Agent	$4,000
Website costs	$20,000
Miscellaneous	$5,000
Total	$251,500

Results of Operations
	Three Months Ended		Six Months Ended
	November 30		November 30
	2007	2006	2007	2006

Revenue	$--	$--	$--	$--
Operating Expenses	76,401	17,302	190,216	25,641

Net loss for the period	$(76,401)	(17,302)	(190,216)	$(25,641)

Revenue

We have had no revenues since inception and have incurred a net loss of $292,105 since inception. We have obtained an unsecured loan to support the next phase of our development, payable in five years or convertible to shares if desired.

Minimal comparative analyses are made in this report, as we were only incorporated in August 2005 and had only conducted minimal operations at November 30, 2007. We have however, successfully completed the development of our original plan and could put that plan into operation as originally stated. Market growth in the interim, however, has led us to believe that our shareholders will be better served if we widen our focus and bring an added value to the company.

Operating expenses for the three-month period ended November 30, 2007 were $76,401. These expenses were mainly attributed to patent purchase as well as legal and accounting fees incurred in the preparation and filing of our quarterly report, audited financial statements and other business requirements.

Net loss for the three-months ended November 30, 2007 was $76,401 or $0.001 per share.

Expenses

Our operating expenses for the quarters ended November 30, 2007 and 2006 are outlined in the table below:

		1st Quarter Ended				Six Months Ended
		November 30				November 30
		2007		2006		2007		2006

Expenses	$		$		$		$
Consulting fees		7,270		-		25,270		-
Depreciation (Note 3)		10,344		94		15,478		94
Filing fees		-		1,150		412		1,080
Investor relations		30,000		-		75,000		-
Legal and accounting		12,623		5,102		39,952		6,444
Management fees (Notes 8, 9 and 11)		4,500		4,500		9,000		9,000
Office and miscellaneous		2,214		202		4,373		1,435
Rent (Notes 8, 9 and 11)		1,500		1,500		3,000		3,000
Transfer agent fees		1,468		877		1,468		981
Website planning costs		6,482		3,607		16,263		3,607

Total Operating Expenses		$76,401		$17,302		$190,216		$25,641

Our operating expenses for the six months ended November 30, 2007 increased slightly compared to the comparative period in 2006. This was due to the purchase of patents and the lawyer’s costs associated with ensuring that correct procedure was followed.

Liquidity and Capital Resources

Working Capital
	As at	As at	Percentage
	30 November 2007	31 May 2007	Increase /
	(unaudited)	(Audited)	Decrease
Current Assets	$172,093.00	$50,675.00	239.6%
Current Liabilities	502,050.00	4,412.00	11279.2%
Working Capital (Deficit)	$(329,957.00)	$46,263.00	(813.2)%

The decrease in our working capital from $46,263.00 in May 2007 to $(329,957.00) at November 30, 2007 is due to a $500,000 note payable that we incurred during the period.

Cash Flows
	Six Months Ended
	November 30, 2007	November 30, 2006
Cash flows from operating activities	$(272,259)	$(19,068)
Cash flows from investing activities	(213,482)	(21,001)
Cash flows from financing activities	500,000	243,500
Increase in cash and cash equivalents	$14,259	$203,431

Future Financings

We recorded a net loss of $190,216 for the six months ended November 30, 2007 and have an accumulated deficit of $292,105 since inception. As at November 30, 2007 we had cash reserves in the amount of $41,934. This is less than what we anticipate spending on our development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future.

Obtaining additional financing is subject to a number of factors. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. Since our inception, we have used our common stock to raise money for our operations and for our property acquisitions. We have not attained profitable operations and are dependent upon obtaining financing to pursue our plan of operation. For these reasons, our independent auditors believe there exists a substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with any party.

Critical Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 30 November 2007 and for the six month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended 30 November 2007 are not necessarily indicative of the results that may be expected for the year ending 31 May 2008.

These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of Typhoon as at 31 May 2007.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short maturity of these instruments. Typhoon’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Typhoon’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, Typhoon does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

Typhoon has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Patents

Patents developed by the company are recorded at cost less accumulated amortization. Amortization is recorded on a straight-line basis over the life of the patents, which has been determined to be 5 years.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”), which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Typhoon provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Basic and diluted net loss per share

Typhoon computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS 128”). SFAS 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income” (“SFAS 130”), establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2007, Typhoon has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenues and expenses recognition

Typhoon recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements” ("SAB 104"). Typhoon recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Typhoon uses guidance provided by the Financial Accounting Standards Board's Emerging Issues Task Force Item 99-19 (“EITF 99-19”) in determining whether to report revenues on either a gross or net basis.

Revenues are reported on a gross basis when the majority of the following indicators exist: 1) Typhoon is the primary obligor in the arrangement, 2) Typhoon has general inventory risk, 3) latitude in establishing price rests with Typhoon, 4) Typhoon changes the product or performs part of the service, 5) Typhoon has discretion in supplier selection, 6) product or service specifications are determined in part by Typhoon, 7) physical loss inventory risk exists for Typhoon, and 8) Typhoon has credit risk. Typhoon reports revenues on a gross basis when it acts as principal and the preceding indicators exist.

Revenues are reported on a net basis when the majority of the following indicators exist: 1) the supplier is the primary obligor in the arrangement, 2) the amount Typhoon earns is fixed, and 3) the supplier has credit risk. Typhoon reports revenues on a net basis when it provides brokerage services, including assisting buyers and sellers in preparing and coordinating the purchase and delivery of products, generating commission revenues from facilitating the process.

Segments of an enterprise and related information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”), supersedes SFAS No.14, “Financial Reporting for Segments of a Business Enterprise”. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Typhoon has evaluated this SFAS and does not believe it is applicable at this time.

Start-up expenses

Typhoon has adopted Statement of Position No. 98-5, “Reporting the Costs of Start-up Activities”, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with Typhoon's formation have been included in Typhoon's general and administrative expenses for the period from the date of inception on 30 August 2005 to 31 May 2006.

Foreign currency translation

Typhoon’s functional and reporting currency is the U.S. dollar. The financial statements of Typhoon are translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation” (“SFAS 52”). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Typhoon has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-based compensation

Effective 1 March 2006, Typhoon adopted the provisions of SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, Typhoon accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complied with the disclosure requirements of SFAS 123, “Accounting for Stock-Based Compensation”. Typhoon adopted SFAS 123(R) using the modified prospective method, which requires Typhoon to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way Typhoon accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after 15 November 2007. Typhoon is currently evaluating the requirements of SFAS 159 and the potential impact on Typhoon’s financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, “Employers’ Accounting for Pensions”, or

SFAS 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”, (c) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for Typhoon’s fiscal year ending 31 May 2007. The adoption of SFAS 158 is not expected to have a material impact on Typhoon’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for Typhoon for fair value measurements and disclosures made by Typhoon in its fiscal year beginning on 1 June 2008. The adoption of SFAS 157 is not expected to have a material impact on Typhoon’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for fiscal years beginning after 15 December 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Typhoon is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on Typhoon’s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”), which amends SFAS 140. SFAS 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS 156 is not expected to have a material impact on Typhoon’s financial position, results of operations or cash flows.

RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our company and its business before purchasing shares of our company's common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to our Company

We are a development stage company, have generated no revenues and lack an operating history. An investment in the Units offered herein is highly risky and could result in a complete loss of your investment if we are unsuccessful in our business plans.

We were incorporated in August 2005; we have just completed our research and initial business plan; have not yet realized any revenues; and have an accumulated deficit since inception of $292,105. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive music industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our concept, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any Units you purchase in this offering.

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

ITEM 3. CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Exchange Act, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures at November 30, 2007, which is the end of the period covered by this report. This evaluation was carried out by our principal executive and principal financial officer. Based on this evaluation, our principal executive and principal financial officer has concluded that the design and operation of our disclosure controls and procedures are effective as at the end of the period covered by this report. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in our most recent fiscal quarter.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on February 21, 2006, under our CIK Number 0001352588 at the U.S. Securities and Exchange Commission's website (www.sec.gov).

Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.3	Articles of Merger filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.

Exhibit No.	Description
3.4	Certificate of Change filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
3.5*	Articles of Merger dated effective October 10, 2007.
10.1	Form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.2	Form of warrant certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.3	Amended form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on April 10, 2006 and incorporated herein by reference.
10.4	Patent Rights Purchase Agreement filed as an exhibit to our current report on Form 8-K filed with the Commission on June 14, 2007 and incorporated herein by reference.
14.1	Code of Ethics filed as an exhibit to the Form 10-KSB filed with the Commission on August 30, 2007 and incorporated herein by reference.
16.1	Letter re change in certifying accountant filed as an exhibit to our current report on Form 8-K filed with the Commission on July 13, 2006 and incorporated herein by reference.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

January 14, 2008

TYPHOON TOUCH TECHNOLOGIES INC.

/s/ James Shepard
By: James G. Shepard, President, CEO, Secretary, Treasurer,
CFO, Principal Accounting Officer and sole Director