Form 10QSB
period 2008-02-29
TYPHOON TOUCH TECHNOLOGIES INC.
filed 2008-04-15
CIK 1352588

OMB APPROVAL
OMB Number: 3235-0416
Expires: March 31, 2010
Estimated average burden hours per response: 182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from________to _______

Commission File Number: 000-52130

TYPHOON TOUCH TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	20-3387991
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

1700-7th Ave, Suite 2100, PMB 134, Seattle WA	98101
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number 206-407-2538

711 South Carson Street, Suite #4, Carson City, Nevada, 89701
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
62,080,000 common shares issued and outstanding as of March 31, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

ii

iii

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Typhoon Touch Technologies, Inc.
    (formerly Typhoon Enterprises Inc.)

(A Development Stage Company)
    Interim Financial Statements
    (Expressed in U.S. Dollars)
    29 February 2008

Typhoon Touch Technologies, Inc.
(formerly Typhoon Enterprises Inc.)
(A Development Stage Company)
Interim Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

	As at 29 February 2008	As at 31 May 2007 (Audited)
	$	$
Assets
Current
Cash and cash equivalents	401,885	27,675
Account receivable	-	2,000
Prepaid expenses	19,797	21,000

	421,682	50,675

Patent infringement settlement receivable (Note 3)	300,000	-

Plant, property and equipment (Note 4)	7,335	5,756

Website and kiosk development costs (Note 5)	57,470	42,092

Patents (Note 6)	318,659	-

	1,105,146	98,523
Liabilities
Current
Accounts payable and accrued liabilities (Note 7)	5,000	4,412
Loan payable (Note 8)	900,000	-

	905,000	4,412
Stockholders' equity
Capital stock (Note 10)
Authorized
300,000,000 common shares, par value $0.001
Issued and outstanding
29 February 2008 - 62,080,000 common shares
31 May 2007 - 62,080,000 common shares	62,080	62,080
Additional paid-in capital	148,301	130,301
Warrants	3,619	3,619
Deficit, accumulated during the development stage	(13,854)	(101,889)

	200,146	94,111

	1,105,146	98,523

Nature and Continuance of Operations (Note 1) and Commitment (Note 13)

On behalf of the Board:

 /s/ James Shepard                                  Director

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Enterprises Inc.)
(A Development Stage Company)
Interim Statements of Operations
(Expressed in U.S. Dollars)

	For the period from the date of inception on 30 August 2005 to 29 February 2008	For the three month period ended 29 February 2008	For the three month period ended 28 February 2007	For the nine month period ended 29 February 2008	For the nine month period ended 28 February 2007
	$	$	$	$	$

Expenses
Consulting fees	25,270	-	-	25,270	-
Depreciation (Note 4 and 6)	32,805	16,941	141	32,419	235
Filing fees	5,970	4,274	-	4,686	1,080
Investor relations	122,250	47,250	-	122,250	-
Legal and accounting	102,803	5,353	3,786	45,305	10,230
Management fees (Notes 9, 10 and 12)	31,500	4,500	4,500	13,500	13,500
Office and miscellaneous	8,763	1,118	541	5,491	1,976
Rent (Notes 9, 10 and 12)	10,500	1,500	1,500	4,500	4,500
Transfer agent fees	4,494	500	313	1,968	1,294
Website planning costs	33,509	4,323	4,533	20,586	8,139

Net loss for the period	(377,864)	(85,759)	(15,314)	(275,975)	(40,954)

Other income
Gain on settlement of patent infringement suit (Note 3)	364,010	364,010	-	364,010	-

Income (loss) for the period	(13,854)	278,251	(15,314)	88,035	(40,954)

Basic and diluted loss per common share (Note 2)		0.004	(0.001)	0.001	(0.001)

Weighted average number of common shares used in per share calculations (Note 2)		62,080,000	61,760,000	62,080,000	52,787,948

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Enterprises Inc.)
(A Development Stage Company)
Interim Statements of Cash Flows
(Expressed in U.S. Dollars)

For the period from the date of inception on 30 August 2005 to 29 February 2008		For the three month period ended 29 February 2008	For the three month period ended 28 February 2007	For the nine month period ended 29 February 2008	For the nine month period ended 28 February 2007
	$	$	$	$	$

Cash flows from (used in) operating activities
Net loss for the period	(13,854)	278,251	(15,314)	88,035	(40,954)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital - expenses (Notes 9, 10 and 12)	42,000	6,000	6,000	18,000	18,000
Depreciation (note 4 and 6)	32,805	16,941	141	32,419	235
Changes in operating assets and liabilities
Increase in settlement receivable	(300,000)	(300,000)	-	(300,000)	-
Decrease in account receivable	-	-	-	2,000	-
Increase (decrease) in prepaid expenses	(19,797)	110,362	-	1,203	-
Increase (decrease) in accounts payable and accrued liabilities	5,000	2,950	-	588	(5,521)

	(253,846)	114,504	(9,173)	(157,755)	(28,240)

Cash flows used in investing activities
Purchase of computer hardware	(8,799)	(1,320)	-	(2,657)	(5,634)
Website and kiosk development costs	(57,470)	(3,233)	(22,485)	(15,378)	(37,853)
Patents	(350,000)	(150,000)	-	(350,000)	-

	(416,269)	(154,553)	(22,485)	(368,035)	(43,487)

Cash flows from (used in) financing activities
Decrease in due to related party	-	-	-	-	(3,500)
Increase in loan payable	900,000	400,000	-	900,000	(3,000)
Common shares and warrants issued for cash	259,000	-	-	-	-
Common shares and warrants rescinded for cash	(87,000)	-	(89,000)	-	161,000
Share subscriptions received in advance	-	-	-	-	-

	1,072,000	400,000	(89,000)	900,000	154,500

Increase (decrease) in cash and cash equivalents	401,885	359,951	(120,658)	374,210	82,773

Cash and cash equivalents, beginning of period	-	41,934	204,016	27,675	585

Cash and cash equivalents, end of period	401,885	401,885	83,358	401,885	83,358

Supplemental Disclosures with Respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
(formerly Typhoon Enterprises Inc.)
(A Development Stage Company)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)

	Number of common shares issued	Share Capital	Additional paid-in capital	Warrants	Deficit, accumulated during the development stage	Stockholders' equity
		$	$	$	$	$

Balance at 30 August 2005 (inception)	-	-	-	-	-	-
Common shares issued for cash ($0.0003 per share) (Note 10)	36,000,000	36,000	(27,000)	-	-	9,000
Net loss for the period	-	-	-	-	(22,936)	(22,936)

Balance at 31 May 2006	36,000,000	36,000	(27,000)	-	(22,936)	(13,936)
Common shares and warrants issued for cash ($0.006 per unit ) (Note 10)	40,000,000	40,000	204,449	-	-	244,449
Common shares and warrants rescinded for cash ($0.006 per unit ) (Note 10)	(13,920,000)	(13,920)	(71,148)	-	-	(85,068)
Warrants granted (Note 10)	-	-	-	5,551	-	5,551
Warrants rescinded (Note 10)	-	-	-	(1,932)	-	(1,932)
Contributions to capital by related party - expenses (Notes 9, 10 and 12)	-	-	24,000	-	-	24,000
Net loss for the year	-	-	-	-	(78,953)	(78,953)

Balance at 31 May 2007 (Audited)	62,080,000	62,080	130,301	3,619	(101,889)	94,111
Contributions to capital by related party - expenses (Notes 9, 10 and 12)	-	-	18,000	-	-	18,000
Net income for the period	-	-	-	-	88,035	88,035
Balance at 29 February 2008	62,080,000	62,080	148,301	3,619	(13,854)	200,146

The accompanying notes are an integral part of these financial statements.

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

 1.             Nature and Continuance of Operations

Typhoon Touch Technologies Inc. (the "Company") was incorporated under the laws of the State of Nevada on 30 August 2005. The Company was formed to provide music through retail mall kiosks and other point-of-purchase locations, including on the Internet at typhoontunes.com.

On 13 August 2007, the Company completed a merger with its subsidiary, Typhoon Touch Technologies Inc., resulting in a name change from Typhoon Enterprises Inc. to Typhoon Touch Technologies Inc. to better reflect the direction and business of the Company.

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

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, �Accounting and Reporting by Development Stage Enterprises. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period. All losses accumulated since inception has been considered as part of the Company's development stage activities.

The Company�s financial statements as at 29 February 2008 and for the nine month period then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has income of $88,035 for the nine month period ended 29 February 2008 (28 February 2007 - loss of $40,954) and has a working capital deficit of $483,318 at 29 February 2008 (31 May 2007 - $46,263).

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

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 29 February 2008, the Company has not yet moved into the revenue generation stage of the business and suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.             Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 29 February 2008 and for the nine month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. �In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine month period ended 29 February 2008 are not necessarily indicative of the results that may be expected for the year ending 31 May 2008.

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

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

            Software, kiosk and website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", will be expensed as incurred.  The costs of website development during the planning stage, as defined under Emerging Issued Task Force ("EITF") No. 00-2 "Accounting for Web Site Development Costs", will also be expensed as incurred.

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

Patents

Patents developed by the company are recorded at cost less accumulated amortization.� Amortization is recorded on a straight-line basis over the life of the patents, which has been determined to be 5 years.

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128").  SFAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

            Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.� As at 29 February 2008, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenues and expenses recognition

The Company recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). The Company recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. The Company uses guidance provided by the Financial Accounting Standards Board's Emerging Issues Task Force Item 99-19 ("EITF 99-19") in determining whether to report revenues on either a gross or net basis.

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
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

Segments of an enterprise and related information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise".  SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public.  It also establishes standards for disclosures regarding products and services, geographic areas and major customers.  SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

Foreign currency translation

The Company's functional and reporting currency is the U.S. dollar.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS 52").  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period.� Actual results could differ from these estimates.

Stock-based compensation

Effective 1 March 2006, the Company adopted the provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant).  Before 1 March 2006, the Company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25,

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

"Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation".  The Company adopted SFAS 123(R) using the modified prospective method, which requires the Company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption.  Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation.  Adoption of SFAS 123(R) does not change the way the Company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  The Company is currently evaluating the requirements of SFAS 159 and the potential impact on the Company�s financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans' an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for the Company's fiscal year ending 31 May 2007. The adoption of SFAS 158 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for the Company for fair value measurements and disclosures made by the Company in its fiscal year beginning on 1 June 2008. The adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

In July 2006, the FASB issued FIN. 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48"), which is effective for fiscal years beginning after 15 December 2006.  This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on the Company�s financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140.  SFAS 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued.  Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS 156 is not expected to have a material impact on the Company�s financial position, results of operations or cash flows.

3.             Patent Infringement Settlement

During the nine month period ended 29 February 2008 the Company received an out-of-court settlement in the amount of $500,000 related to a patent infringement with an unrelated party. Under the terms of the settlement, the Company received cash proceeds of $200,000 on the date of settlement and is entitled to receive the remaining $300,000 over the following four years in payments of $37,500 semi annually. A gain of $364,010 being gross settlement proceeds of $500,000 less legal fees of $135,990 was recorded to reflect the net of the total proceeds received related to the settlement.

4.             Plant, Property and Equipment

		Accumulated amortization	Net Book Value
	Cost		29 February 2008	31 May 2007
	$	$	$	$

Computer hardware	8,799	1,464	7,335	5,756

	8,799	1,464	7,335	5,756

During the nine month period ended 29 February 2008, total additions to property and equipment were $2,657 (31 May 2007 - $6,142).

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

5.             Website and Kiosk Development Costs

		Accumulated amortization	Net Book Value
	Cost		29 February 2008	31 May 2007
	$	$	$	$

Website and kiosk development costs	57,470	-	57,470	42,092

	57,470	-	57,470	42,092

During the nine month period ended 29 February 2008, the Company incurred website and kiosk development costs of $15,378 (31 May 2007 - $42,092).

6.             Patents

		Accumulated amortization	Net Book Value
	Cost		29 February 2008	31 May 2007
	$	$	$	$

Patents	350,000	31,341	318,659	-

	350,000	31,341	318,659	-

During the nine month period ended 29 February 2008, the Company purchased patents worth $350,000 (31 May 2007 - $Nil).

7.             Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

8.             Loan Payable

The note payable amount of $900,000 (31 May 2007 - $0) is non-interest bearing, unsecured and has no fixed term of repayment.

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

9.             Related Party Transactions

During the nine month period ended 29 February 2008, an officer, director and shareholder of the Company has made contributions to capital for management fees and rent in the amount of $13,500 (28 February 2007 - $13,500, cumulative - $31,500) and $4,500 (28 February 2007 - $4,500, cumulative - $10,500), respectively.  These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital (Notes 10 and 12).

10.         Capital Stock

Authorized

The total authorized capital is 300,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 62,080,000 common shares with a par value of $0.001 per common share.

On 31 October 2005, 36,000,000 capital stock of the Company were issued for cash proceeds of $9,000.

On 26 September 2006, 40,000,000 Units (the "Units") of the Company were issued for cash proceeds of $250,000.  Each Unit consists of one common share of the Company and one share purchase warrant.  Each share purchase warrant entitles the holder to purchase an additional common share of the Company at a price of $0.025 per common share expiring 18 May 2008.

On 2 February 2007, the Company chose to offer a rescission to shareholders who were not accredited investors and a total of 13,920,000 units (consisting of 13,920,000 common shares of the Company and 13,920,000 share purchase warrants) valued at $87,000 were rescinded.

On 31 July 2007, the Company effected a four for one stock split of the authorized, issued and outstanding common shares. As a result, the authorized capital has increased from 75,000,000 shares of capital stock with a par value of $0.001 to 300,000,000 shares of capital stock with a par value of $0.001.  The issued and outstanding share capital increased from 15,520,000 shares of capital stock to 62,080,000 shares of capital stock of the Company.

Additional paid-in capital

During the nine month period ended 29 February 2008, an officer, director and shareholder of the Company made contributions to capital by payment of Company expenses (Notes 9 and 12).

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

Warrants

The following share purchase warrants were outstanding at 29 February 2008:

	Exercise price	Number of warrants	Remaining contractual life (years)
	$

Warrants	0.025	26,080,000.25

		26,080,000

The following is a summary of warrant activities during the year ended 31 May 2007 and the nine month period ended 29 February 2008:

	Number of warrants	Weighted average exercise price
		$

Outstanding and exercisable at 31 May 2006	-	-

Granted	40,000,000	0.025
Exercised	-	-
Expired	-	-
Rescinded	(13,920,000)	0.025

Outstanding and exercisable at 31 May 2007	26,080,000	0.025

Weighted average fair value of warrants granted during the year ended 31 May 2007		0.0006

Outstanding and exercisable at 31 May 2007	26,080,000	0.025

Granted	-	-
Exercised	-	-
Expired	-	-
Rescinded	-	-

Outstanding and exercisable at 29 February 2008	26,080,000	0.025

Weighted average fair value of warrants granted during the period ended 29 February 2008		0.0000

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

11.         Income Taxes

As of 29 February 2008, the Company has utilized all of the losses that were carried forward for income tax purposes.  There are no current or deferred tax expenses for the period ended 29 February 2008.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

The provision for refundable federal income tax consists of the following:

	For the nine month period ended 29 February 2008	For the nine month period ended 28 February 2007
	$	$

Deferred tax asset (liability) attributable to:
Current operations	(29,932)	13,924
Contributions to capital by related parties (Notes 9, 10 and 12)	(6,120)	(6,120)
Less: Change in valuation allowance	36,052	(7,804)

Net refundable amount	-	-

The composition of the Company�s deferred tax liability (assets) as at 29 February 2008 and 31 May 2007 is as follows:

	29 February 2008	31 May 2007 (Audited)
	$	$

Net income tax operating income (loss) carryforward	28,146	(77,889)

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax (liability) asset	(9,570)	26,482
Less: Valuation allowance	9,570	(26,482)

Net deferred tax (liability) asset	-	-

Typhoon Touch Technologies, Inc.
 (formerly Typhoon Enterprises Inc.)
 (A Development Stage Company)
 Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
29 February 2008

The potential income tax benefit of these gains (losses) has been offset by a full valuation allowance.

As at 29 February 2008, the Company has net operating income of approximately $28,000.  This is the result of the $364,010 gain on settlement of the patent infringement lawsuit.  Management believes that the Company will have sufficient losses in the fourth quarter to offset the gain for the nine month period and has therefore included a valuation allowance to eliminate the tax liability.

12.         Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 30 August 2005 to 29 February 2008	For the nine month period ended 29 February 2008	For the nine month period ended 28 February 2007
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the nine month period ended 29 February 2008, an officer, director and stockholder of the Company made contributions to capital for management fees and rent in the amounts of $13,500 (28 February 2007 - $13,500, cumulative - $31,500) and $4,500 (28 February 2007 - $4,500, cumulative - $10,500) respectively (Notes 9 and 10).

13.         Commitment

The Company is subject to certain cash payment commitments over the next three years related to the purchase of the Patents (Note 6). The Company has also agreed to pay the vendor a 10% royalty related to the Patents. Certain terms of this purchase have not been disclosed by the Company and have been filed separately with the Secretary, Securities and Exchange Commission and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

Forward Looking Statements.

This quarterly report, including the following management's discussion and analysis, and other reports filed by the registrant from time to time with the securities and exchange commission (collectively the "filings") contain forward-looking statements which are intended to convey our expectations or predictions regarding the occurrence of possible future events or the existence of trends and factors that may impact our future plans and operating results. These forward-looking statements are derived, in part, from various assumptions and analyses we have made in the context of our current business plan and information currently available to us and in light of our experience and perceptions of historical trends, current conditions and expected future developments and other factors we believe to be appropriate in the circumstances. You can generally identify forward-looking statements through words and phrases such as "seek", "anticipate", "believe", "estimate", "expect"," intend", "plan", "budget", "project", "may be", "may continue", "may likely result", and similar expressions. When reading any forward-looking statement you should remain mindful that all forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of our company, and are subject to risks, uncertainties, assumptions and other factors relating to our industry and results of operations, including but not limited to the following factors:
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

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our", "Typhoon", "Typhoon Tunes Inc.", Typhoon Enterprises Inc. mean "Typhoon Touch Technologies Inc.", unless the context clearly requires otherwise.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

We were incorporated in the State of Nevada on August 30, 2005 under the name "Typhoon Tunes Inc." with an authorized capital of 75,000,000 shares of common stock with a par value of $0.001. On July 31, 2007, we changed our name to "Typhoon Enterprises Inc." In addition, effective July 31, 2007, we effected a four for one stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has increased from 75,000,000 shares of common stock with a par value of $0.001 to 300,000,000 shares of common stock with a par value of $0.001. On October 10, 2007, we changed our name to "Typhoon Touch Technologies Inc."

We were formed to pursue our concept of making the worldwide inventory of online music available to customers in a friendly and accessible fashion through retail mall kiosks and other point-of-purchase locations, including on the World Wide Web at typhoonmusic.net. We currently have no patents on our kiosk programs and no patents pending. We have not generated any revenues to date; and we have been issued a "substantial doubt" going concern opinion from our auditors.

Initially, we intend to direct our customers to online music suppliers and be, in essence, a gateway or portal to their music content websites. As a result, we believed the type and amount of music available to our customers will be virtually unlimited or limited only by the number of suppliers we use. Our management intends to closely monitor trade publications, like "Billboard" magazine, and other media to stay abreast of emerging trends in the music industry. Our customers will be required to log into music provider websites, create an account using their own credit cards and agree to the intellectual property and copyright laws posted by each provider. We will merely be assisting our customers with this process and directing them to the websites, thereby eliminating any intellectual property or copyright infringement liability on our part. Our goal is to assist customers who want to download their music choices from the internet to their personal players, but are either not computer savvy or do not want or have the time to search for their music choices. We had initially planned to begin our business with the development of a series of music kiosks to be placed in areas of high pedestrian traffic for download assistance and retail distribution of music. At these sites, the public will be able to choose music of their choice either for download onto their personal storage device or for burning onto a CD. The high cost of rental space, however, has lead us to initiating the online store first.

Our business focus expanded to include keyboardless touch screen devices on June 5, 2007, when we signed an agreement to purchase U.S. patent application 5,379,057 and 5,675,362, including related intellectual property, from Nova Mobility Systems Inc. As consideration for these rights we paid cash, agreed to secure proper conditions for the future development and enforcement of the patent applications and agreed to a 10% royalty to be retained by Nova Mobility Systems Inc.

Through the process patent acquisition, Typhoon realized that its touch-screen concept had a much broader application beyond the world of music, and expanded its initiatives accordingly. The name of the company was officially changed to Typhoon Touch Technologies in September 2007 to better reflect its mission to: "Invent. Partner. Own." Today, Typhoon is in the business of exploring the numerous ways touch-sensitive devices can be used in the field of personal electronics, developing such technologies through its own development lab and through partnerships with other companies.

We recently entered into an asset purchase agreement ""Acquisition Agreement" to sell our music business assets to James G. Shepard, our President and Chief Executive Officer and Typhoon Ventures, Inc., a Nevada company formed for the purpose of this acquisition (the "Sale"). In exchange for these assets, Mr. Shepard has agreed to return to treasury 36,000,000 shares of common stock of Typhoon and Typhoon Ventures, Inc. will assume all the liabilities of the music business. Our board of directors, consisting of Messrs. Shepard and Tellini, only one of whom may be considered disinterested with respect to the Acquisition Agreement, unanimously approved the Acquisition Agreement and the Sale, determined that the Sale was in the best interests of Typhoon and its stockholders and recommended that our stockholders vote to approve the Acquisition Agreement and the Sale. Section 78.565 of the NRS allows us to sell all or substantially all of our assets by obtaining the approval of the holders of a majority of the shares of outstanding stock entitled to vote.

James Shepard, our President and Chief Executive Officer and a majority stockholder holding a total of 36,000,000 shares of common stock of Typhoon (57.99%) has indicated he intends to vote his majority share position in favor of this action. In addition to receiving majority approval, we are seeking majority of minority approval of our stockholders approval to the sale of our music business assets rather than risk a challenge to the sale to Mr. Shepard. We will not proceed with the sale unless over 50% of the non-interested stockholders in attendance at the Special Meeting vote in favor of the Acquisition Agreement. We will be sending a proxy statement to our stockholders in the next couple of weeks setting out more information about the Acquisition Agreement and proposed Sale and telling them how they may vote at the special meeting.

Plan of Operation - Music Business

As disclosed above, we intend to sell our the assets of our music business to Typhoon Ventures, Inc. and Mr. Shepard if the transaction is approved by a majority of our minority stockholders. The following information is being provided as if our music business were not to be sold.

In order to become fully operational and profitable, we will need to achieve each of the milestones outlined below.
1.

Complete technical requirements to have a fully functional software application based on the programming language .Net (a free desktop application which allows uses to get free MP3 music files from 12 genres and over 70 sites);

2.	Develop and begin to initiate advertising and PR plan. Status: in process
3.	Evolve software to conduct ecommerce and embed promotional advertising within the application
4.	Develop a Mac and mobile version of the software.
5.	Further develop our website to include user forums, FAQ's, contact information, screen shots. blogs, etc.
5.	Launch advertising and marketing program: -
- affiliate advertising
- banner advertising
- promotional pages in the application and the website
- download sponsorships
- sale of Ad Free edition of Typhoon Tunes
6.	Continue to work on the development of new touch screen technology. Status: on-going

We will need approximately $200,000 in additional funding to complete the foregoing and to continue with current operational expenses, and instigate a tactical and wide reaching advertising and marketing strategy.

Due to the scalability of our business model we have sufficient cash on hand to continue operations for the next six months.

Plan of Operation - Touch Screen Devices Business

Typhoon is focused on licensing its technology to manufacturers and distributors (experienced licensees) in order to accelerate the growth of the Typhoon business in key global markets while minimizing costs and risk. Typhoon is actively looking to expand its patent portfolio to include other related intellectual property.

Typhoon has and continues to negotiate the licensed use of its technology to developers and other parties looking to incorporate relevant touch functionality into their device specifications. When deemed appropriate, Typhoon will seek to engage in partnerships with prospective licensees. Typhoon will also endeavor to establish licensing arrangements with current unlicensed users of its proprietary technology, and will seek legal relief and restitution in situations where appropriate.

Typhoon intends to focus on the following strategic initiatives over the next twelve months:
1.	Commence licensing and royalty initiatives (ongoing);
2.	Promote and build Typhoon brand name with marketing program (to be initiated in next 6 months);
3.	Narrow initial research focus of Concept Lab to one or two new products using our touch screen technology (next six months);
4.	Establish joint venture and strategic partnerships for continued research and development of our patents;
5.	Identify and attempt to acquire complementary patents and technology;
5.	Identify and commence legal action against any parties breaching our existing patents (ongoing)

We anticipate the capital costs to fully implement our business plan over the next twelve months to be approximately $875,000.

Our estimated expenses for the next 12 months are as follows:

EXPENSE	COST

Consulting	$10,000
Filing fees	$10,000
Investor relations	$35,000
Legal and accounting	$650,000
Management	$84,000
Administrative	$7,500
Transfer Agent	$4,000
Website costs	$70,000
Miscellaneous	$5,000

Total	$875,500

Typhoon currently has 401,885 in cash. Typhoon will need to raise a significant amount of capital and/or generate revenue to fully implement its business plan. We believe that our cash on hand will be insufficient to meet our anticipated needs for working capital, capital expenditures and business development for the next twelve months.

Since entering the development stage, we have obtained financing from the proceeds of loan, a public offering and private placements of equity securities. Until such time as we generate sufficient revenues from the sale of our software program, we will continue to be dependent on raising substantial amounts of additional capital through any one of a combination of debt offerings or equity offerings, including but not limited to:

  debt and equity instruments;
  private placements of common stock and preferred stock;
  additional funding from banking and non-bank sources; and
  funding from potential licensees or future industry partners.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations
	Three Months Ended Feb 29		Nine Months Ended February 29
	2008	2007	2008	2007

Revenue	$0	$0	$0	$0
Other Income (Gain on settlement of patent infringement suit)	364,010	0	364,010	0
Operating Expenses	85,759	15,314	275,975	40,954

Net income (loss) for the period	$278,251	(15,314)	88,035	(40,954)

Revenue

We have had no revenues since inception and have incurred a net loss of $13,854 since inception. We have obtained an unsecured loan to support the next phase of our development, payable in five years or convertible to shares if desired.

Minimal comparative analyses are made in this report, as we were only incorporated in August 2005 and had only conducted minimal operations as of February 29, 2008. We have however, successfully completed the development of our original plan and could put that plan into operation as originally stated. Market growth in the interim, however, has led us to believe that our shareholders will be better served if we widen our focus and bring an added value to the company.

During the nine month period ended 29 February 2008 the Company received an out-of-court settlement in the amount of $500,000 related to a patent infringement with an unrelated party. Under the terms of the settlement, the Company received cash proceeds of $200,000 on the date of settlement and is entitled to receive the remaining $300,000 over the following four years in payments of $75,000 per year. A gain of $362,010 being gross settlement proceeds of $500,000 less legal fees of $137,990 was recorded to reflect the net of the total proceeds received related to the settlement.

Operating expenses for the three-month period ended February 29, 2008 were $85,759 ($15,314 for the three month period ended February 28, 2007). These expenses were mainly attributed to patent purchase as well as legal and accounting fees incurred in the preparation and filing of our quarterly report, audited financial statements and other business requirements. We paid $47,250 in investors relations during this quarter.

Net income for the three-months ended February 29, 2008 was $278,251 or $0.004 per share.

Expenses

Our operating expenses for the quarters ended February 29, 2008 and 2007 are outlined in the table below:
	3rd Quarter Ended February 29, 2008				Nine Months Ended February 29, 2008
	2008		2007		2008	2007

Expenses	$		$		$		$
Consulting fees		0		0		25,270		0
Depreciation (Note 3)		16,941		141		32,419		235
Filing fees		4,274		0		4,686		1,080
Investor relations		47,250		0		122,250		0
Legal and accounting		5,353		3,786		45,305		10,230
Management fees (Notes 8, 9 and 11)		4,500		4,500		13,500		13,500
Office and miscellaneous		1,118		541		5,491		1,976
Rent (Notes 8, 9 and 11)		1,500		1,500		4,500		4,500
Transfer agent fees		500		313		1,968		1,294
Website planning costs		4,323		4,533		20,586		8,139

Total Operating Expenses		$85,759		$15,314		$275,975		$40,954

Our operating expenses for the nine months ended February 29, 2008 increased slightly compared to the comparative period in 2007. This was due to depreciation, investor relations, website planning costs and accounting and lawyer's costs associated with ensuring that correct procedure was followed.

Liquidity and Capital Resources

Working Capital
	As at February 29, 2008 (unaudited)	As at 31 May 2007 (Audited)	Percentage Increase / Decrease
Current Assets	$421,682	$50,675	832%
Other Assets	683,464	47,848	1,438%
Total Assets	1,105,146	98,523	1,122%
Current Liabilities	905,000	4,412	20,512%
Working Capital (Deficit)	$200,146	$94,111	213%

The increase in our working capital from $94,111 in May 2007 to $200,146 at February 29, 2008 is due to an out-of-court settlement in the amount of $500,000 related to a patent infringement with an unrelated party that we took in during the period.

Cash Flows
	Nine Months Ended
	February 29, 2008	February 28, 2007
Cash flows from operating activities	$(157,755)	$(28,240)
Cash flows from investing activities	(368,035)	(43,487)
Cash flows from financing activities	900,000	(154,500)
Increase (decrease) in cash and cash equivalents	$374,210	$(82,773)

Future Financings

We recorded a net increase in cash and cash equivalents of $401,885 for the nine months ended February 29, 2008 and have an accumulated increase in cash and cash equivalents of $401,885 since inception. As at February 29, 2008 we had cash reserves in the amount of $401,885. This is less than what we anticipate spending on our development programs and the anticipated costs associated with our continuing operations. Accordingly, we expect that we will need to obtain additional financing in the near future.

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

Employees

At present, we have no employees, other than our current officers and directors, who devote their time as required to our business operations. We rely primarily on consultants and other contractors and expect to continue to do so in the upcoming year.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements with any party.

Critical Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The accompanying unaudited interim financial statements have been prepared as of 29 February 2008 and for the nine month period then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended February 29, 2008 are not necessarily indicative of the results that may be expected for the year ending 31 May 2008.

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

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, loan payable and due to related party approximates their fair value because of the short maturity of these instruments. Typhoon's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Typhoon's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, Typhoon does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

Typhoon has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Software, kiosk and website development costs

The costs of computer software developed or obtained for internal use, during the preliminary project phase, as defined under AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", will be expensed as incurred. The costs of website development during the planning stage, as defined under Emerging Issued Task Force ("EITF") No. 00-2 "Accounting for Web Site Development Costs", will also be expensed as incurred.

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax losses and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Typhoon provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carryforwards when realization is more likely than not.

Basic and diluted net loss per share

Typhoon computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 November 2007, Typhoon has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Revenues and expenses recognition

Typhoon recognizes revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB 104"). Typhoon recognizes revenue when all of the following criteria are met: 1) there is persuasive evidence that an arrangement exists, 2) delivery of goods has occurred, 3) the sales price is fixed or determinable, and 4) collectibility is reasonably assured. Typhoon uses guidance provided by the Financial Accounting Standards Board's Emerging Issues Task Force Item 99-19 ("EITF 99-19") in determining whether to report revenues on either a gross or net basis.

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

Segments of an enterprise and related information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), supersedes SFAS No.14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Typhoon has evaluated this SFAS and does not believe it is applicable at this time.

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

Foreign currency translation

Typhoon's functional and reporting currency is the U.S. dollar. The financial statements of Typhoon are translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation" ("SFAS 52"). Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Typhoon has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Stock-based compensation

Effective 1 March 2006, Typhoon adopted the provisions of SFAS No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees' requisite service period (generally the vesting period of the equity grant). Before 1 March 2006, Typhoon accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complied with the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation".  Typhoon adopted SFAS 123(R) using the modified prospective method, which requires Typhoon to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to 1 March 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS 123(R) does not change the way Typhoon accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services".

Recent accounting pronouncements

In February 2007, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS 159").  SFAS 159 allows the company to choose to measure many financial assets and financial liabilities at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings.  SFAS 159 is effective for fiscal years beginning after 15 November 2007.  Typhoon is currently evaluating the requirements of SFAS 159 and the potential impact on Typhoon's financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)" ("SFAS 158"). SFAS 158 requires an employer that sponsors one or more single-employer defined benefit plans to (a) recognize the overfunded or underfunded status of a benefit plan in its statement of financial position, (b) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost pursuant to SFAS 87, "Employers' Accounting for Pensions", or SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", (c) measure defined benefit plan assets and obligations as of the date of the employer's fiscal year-end, and (d) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. SFAS 158 is effective for Typhoon's fiscal year ending 31 May 2007. The adoption of SFAS 158 is not expected to have a material impact on Typhoon's financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurement" ("SFAS 157"). The Statement provides guidance for using fair value to measure assets and liabilities. The Statement also expands disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurement on earnings. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not expand the use of fair value measurements in any new circumstances. Under this Statement, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the entity transacts. SFAS 157 is effective for Typhoon for fair value measurements and disclosures made by Typhoon in its fiscal year beginning on 1 June 2008. The adoption of SFAS 157 is not expected to have a material impact on Typhoon's financial position, results of operations or cash flows.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)" ("FIN 48"), which is effective for fiscal years beginning after 15 December 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Typhoon is currently evaluating the potential impact of FIN 48, but it is not expected to have a material impact on Typhoon's financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets" ("SFAS 156"), which amends SFAS 140. SFAS 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  The adoption of SFAS 156 is not expected to have a material impact on Typhoon's financial position, results of operations or cash flows.

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

We were incorporated in August 2005; we have just completed our research and initial business plan; have not yet realized any revenues; and have an accumulated deficit since inception of $18.854. We have no operating history upon which an evaluation of our future prospects can be made. Such prospects must be considered in light of the substantial risks, expenses and difficulties encountered by new entrants into the highly competitive music industry. Our ability to achieve and maintain profitability and positive cash flow is highly dependent upon a number of factors, including our ability to attract and retain customers for our concept, while keeping costs to a minimum. Based upon current plans, we expect to incur operating losses in future periods as we incur expenses associated with the initial startup of our business. Furthermore, we cannot guarantee that we will be successful in realizing revenues or in achieving or sustaining positive cash flow at any time in the future. Any such failure could result in the possible closure of our operations or force us to seek additional capital through loans or additional sales of our equity securities to continue business operations, which would dilute the value of any Units you purchase in this offering.

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

We have generated only small revenue as an indirect result of our business and we will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to discontinue our business.

Because we have generated little revenue from our business and we cannot anticipate when we will be able to generate revenue from our business, we will need to raise additional funds for the further development of our business and to respond to unanticipated requirements or expenses. We anticipate that we will need to raise further financing in the approximate amount of $500,000 for the 12 month period. We plan to raise this money through additional equity financing. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing if required. Any sale of share capital will result in dilution to existing shareholders. Furthermore, there is no assurance that we will not incur debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to conduct business, which might result in the loss of some or all of your investment in our common stock.

Our success depends greatly upon the efforts of James Shepard, our sole officer and one of two directors. If we fail to retain James Shepard, it would severely negatively affect our business, operating results and financial results.

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

Our Company President has conflicts of interest for his time in that he has other activities that will prevent him from devoting full time to our operations, which may slow our operations and possibly reduce our financial results.

James Shepard, our sole officer, has conflicts of interest for his time in that he has other activities that will prevent him from devoting full time to our operations. Mr. Shepard is a conference producer and takes on various conferences as opportunities present themselves. His available time to devote to our business operations may therefore, be sporadic. In general, he intends to devote approximately 20 hours per week to our business; however, when he is working on other business matters, he may not be able to devote the full 20 hours to our business, which may delay or limit our implementation of our business plans. When and if we have a kiosk operational, it will be manned with an assistant or employee who may have periods of low supervision when or if Mr. Shepard is involved in a conference not related to our business, but until such time as the first kiosk is opened, Mr. Shepard will be the only employee devoting time to our business. The limited number of hours Mr. Shepard will have to devote to our business activities may negatively affect our operations and reduce or limit our potential revenues and financial results, which could result in a loss of your investment.

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

Risks Related to our Securities

The terms of any future financing may adversely affect your interest as stockholders

If we require additional financing in the future, we may be required to incur indebtedness or issue equity securities, the terms of which may adversely affect your interests in our Company. For example, the issuance of additional indebtedness may be senior in right of payment to your shares upon our liquidation. In addition, indebtedness may be under terms that make the operation of our business more difficult because the lender's consent will be required before we take certain actions. Similarly the terms of any equity securities we issue will likely be senior with regard to the payment of dividends to your common stock and may contain superior rights and other rights as compared to your common stock. Further, any such issuance of equity securities may dilute your interest in our company, which may decrease the value of your investment

We do not intend to pay dividends and there will be fewer ways in which you can obtain a return on any investment in our Company.

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

The majority of our present and future assets are and will continue be located in Mexico and at least one of our directors and officers is a resident of Mexico and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against our officers or directors or that portion of our assets located outside the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Mexico and other jurisdictions would recognize or enforce judgments of United States courts obtained against our Mexican assets or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Mexico or other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

Any future sale of stock held by our existing stockholder, who currently holds 57.99% of our total issued and outstanding shares, could severely impact the market price of our stock.

James Shepard, our President currently holds 36,000,000 common shares in our company. These shares are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. Any sale of these shares held by Mr. Shepard after the applicable restrictions expire could have a depressive effect on the price of our common stock in any market that may develop, of which there is no guarantee. Mr. Shepard does not currently have any plans to sell his shares at any time after this offering is completed.

We are a small, development stage start-up company with only one director on our Board, which could result in a lack of independence needed on certain issues and decisions which impacting our shareholders.

We are a small start-up company with only two directors, James Shepard, who is also our President, CEO, Secretary, Treasurer, CFO and Principal Accounting Officer and Raymond Tellini. As a result, we lack independent directors, independent board committees and an independent audit committee financial expert although the addition of Mr. Tellini to our board is a step in the right direction. Mr. Shepard will own approximately 47% of our issued and outstanding common stock after completion of the initial offering, giving him significant control of any decisions regarding the company and/or our securities. There can be no assurance that Mr. Shepard will be completely independent in the decisions he makes as our sole director and/or principal stockholder that will ensure protection of the rights of other stockholders who purchase our securities in this offering.

Because the majority of our assets and at least one of our Directors and Officers are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against our property and our Directors and Officers.

The majority of our present and future assets are and will continue be located outside the United States and the majority of our directors and officers are resident outside the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against our officers or directors or that portion of our assets located outside the United States, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether courts in other jurisdictions would recognize or enforce judgments of United States courts obtained against our assets or our directors and officers predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in other jurisdictions against us or our directors and officers predicated upon the securities laws of the United States or any state thereof.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Based on the management's evaluation (with the participation our President, Chief Executive Officer and Chief Financial Officer, and Ray Tellini, Director) have concluded that as of February 29, 2008, Typhoon's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange of 1934 (the "Exchange Act") are effective to provide reasonable assurance that the information required to be disclosed in this quarterly report on Form 10-QSB is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission rules and forms. and that such information is accumulated and communicated to Typhoon's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

(b) Internal control over financial reporting

Management's annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is intended to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting should include those policies and procedures that:

  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with applicable GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of our management, including James G. Shepard, our President Chief Executive Officer, and Chief Financial Officer and Raymond Tellini, director, we have evaluated the effectiveness of our internal control over financial reporting and preparation of our quarterly financial statements as of February 29, 2008 and believe they are effective.

Based upon their evaluation of our controls, James G. Shepard, our President, Chief Executive Officer, and Chief Financial Officer and Ray Tellini, director, has concluded that, there were no significant changes in our internal control over financial reporting or in other factors during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Attestation report of the registered public accounting firm

This quarterly report does not include an attestation report of Typhoon's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Typhoon's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Typhoon to provide only management's report in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

Changes in Internal Controls

Based on the evaluation as of February 29, 2008, James G. Shepard, our President and Chief Executive Officer, and Raymond Tellini, our acting Chief Financial Officer have concluded that there were no significant changes in our internal controls over financial reporting or in any other areas that could significantly affect our internal controls subsequent to the date of his most recent evaluation, including corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 3A(T) - CONTROLS AND PROCEDURES

See Item 8A - Controls and Procedures above.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On December 5, 2007, Typhoon commenced in the United States District Court for the Eastern District of Texas, Tyler Division, captioned Typhoon Touch Technologies, Inc. and Nova Mobility Systems, Inc. v. Motion Computing, Inc. and Dell, Inc., Civil Action No. 6:07cv546. In this complaint Typhoon alleges that the defendants have infringed and continue to infringe its U.S. Patent No. 5,379,057 ("the '057 patent") issued January 3, 1995 and entitled "Portable Computer with Touch Screen and Computer System Employing Same," and U.S. Patent No. 5,675,362 ("the '362 patent") issued October 7, 1997 and entitled "Portable Computer with Touch Screen and Computing System Employing Same," through various actions including the manufacturing, selling, offering for sale, and/or importing a variety of portable computer products, including but not limited to tablet PCs, slate PCs, handheld PCs, personal digital assistants (PDAs), ultra mobile PCs (UMPCs), smart phones, and/or other products covered by the patents-in-suit.

On February 22, 2008 Typhoon and its licensee and co-plaintiff, Nova Mobility Systems, Inc, reached an out-of-court settlement of the above complaint with defendant Motion Computing, Inc. Motion Computing acknowledged the validity of Typhoon's touch screen patents at issue in the litigation. Dell filed its response to the patent infringement Complaint on January 31, 2008 and was not part of the settlement with Motion Computing.

In March 2008, Typhoon amended the action it commenced in the United States District Court for the Eastern District of Texas, Tyler Division, captioned Typhoon Touch Technologies, Inc. and Nova Mobility Systems, Inc. v. Motion Computing, Inc. and Dell, Inc., Civil Action No. 6:07cv546 to add Xplore Technologies Corporation of America (XLRTF.OB), Electrovaya, Inc. (EFLVF.OB) and Sand Dune Ventures, Inc. (a/k/a TabletKiosk) as defendants.

We know of no other material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2. UNREGISTERED SALES OF EQUITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULT UPON SENIOR SECURITIES.

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

We intend to execute an acquisition agreement (the "Acquisition Agreement") by and among Typhoon, a Nevada company (seller) and Typhoon Ventures, Inc. and James G. Shepard , an officer and director of Typhoon, (Typhoon Ventures, Inc. and Mr. Shepard together the "Purchaser"), who have executed the Acquisition Agreement. Pursuant to the Acquisition Agreement, we agreed to sell all interest in the music portal and music download kiosks forming the "music business" in exchange for the assumption of liabilities associated with the music business and return to treasury 36,000,000 shares of Common Stock of Typhoon owned by Mr. Shepard, among other terms and conditions contained in the Acquisition Agreement as explained below (the "Sale").

The other terms of the acquisition agreement Acquisition Agreement include:

  Typhoon must file all reports that it is required to file with the Securities and Exchange Commission;
  Typhoon having received majority stockholder approval of the Acquisition Agreement; and
  there be no regulatory or other bar to the transactions completing.

The Acquisition Agreement may be terminated at any time prior to the closing date:

  by mutual written agreement;
  by either party if the Sale is not approved by Typhoon's stockholders;
  by either party if the other party has committed a material breach of any provision of the Acquisition Agreement that has not been cured within thirty (30) days of written notice of such breach subject to certain materiality limitations;
  by either party if an order, decree, ruling, judgment or injunction has been entered by any governmental authority permanently restraining, enjoining or otherwise limiting or prohibiting the consummation of the Sale; or
  by either party upon written notice if the closing has not occurred before 5 p.m., Eastern Standard Time, on June 30, 2008.

Each of the parties to the Acquisition Agreement provided customary representations and warranties and closing conditions. We anticipate completing the transaction within five days after an affirmative vote at the Special Meeting.

Related Agreements. Management agreements will be entered into by Typhoon with Messrs. Shepard and Tellini to ensure their continued loyalty to Typhoon on close of the Sale. Mr. Shepard's management agreement will provide him with a salary of $5,000 per month and 2% net profits received from the licensing or in actions taken on any infringements of Typhoon's touch screen patents. Mr. Tellini's management agreement will provide him with a salary of $3,000 per month and 2% net profits received from the licensing or in actions taken on any infringements of Typhoon's touch screen patents.

Approval of the Sale. After careful consideration, on March 11, 2008, our Board of Directors consisting of Messrs. Shepard and Tellini, only one of whom may be considered disinterested with respect to the Acquisition Agreement, unanimously approved the terms of the Acquisition Agreement and the transactions contemplated thereby.

The Sale may constitute a sale of substantially all of our assets within the meaning of the NRS. Section 78.565 of the NRS permits a Nevada corporation to sell all or substantially all of its assets if the sale is approved by stockholders holding a majority of the shares entitled to vote thereon. Under Section 78.320 of the NRS, unless otherwise provided in a corporation's articles of organization or bylaws, any action required or permitted to be taken at a meeting of stockholders, may be taken without a meeting, without prior notice and without a vote, if a written consent to that action is signed by the stockholders having not less than the minimum number of votes that would be necessary to authorize or take that action at a meeting at which all shares were present and voted.

We are seeking majority of minority approval of our stockholders in addition to majority approval to the sale of our music business assets rather than risk a challenge to the sale to Mr. Shepard who is our President and Chief Executive Officer. As of the date of this proxy statement, Mr. Shepard holds of approximately 58% of the outstanding shares of our common stock and has voted intends to vote in favour of this transaction. We will not proceed with the sale unless over 50% of the non-interested stockholders in attendance at the Special Meeting vote in favor of the Acquisition Agreement.

This proposal is not related to or conditioned on the approval of any other proposals which may come before the Special Meeting.

ITEM 6. EXHIBITS

The following exhibits are included herein, except for the exhibits marked with an asterisk, which are incorporated herein by reference and can be found in our original Form SB-2 Registration Statement, filed on February 21, 2006, under our CIK Number 0001352588 at the U.S. Securities and Exchange Commission's website (www.sec.gov).
Exhibit No.	Description
3.1	Articles of Incorporation of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.2	By-laws of the Registrant, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
3.3	Articles of Merger filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
3.2	Certificate of Change filed as an exhibit to our current report on Form 8-K filed with the Commission on August 14, 2007 and incorporated herein by reference.
3.4*	Articles of Merger dated effective October 10, 2007.
10.1	Form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.2	Form of warrant certificate, filed as an exhibit to the registration statement on Form SB-2 filed with the Commission on February 21, 2006 and incorporated herein by reference.
10.3	Amended form of stock subscription agreement, filed as an exhibit to the registration statement on Form SB-2/A filed with the Commission on April 10, 2006 and incorporated herein by reference.
10.4	Patent Rights Purchase Agreement filed as an exhibit to our current report on Form 8-K filed with the Commission on June 14, 2007 and incorporated herein by reference.
10.5	Asset Purchase Agreement dated March 28, 2008.
14.1	Code of Ethics filed as an exhibit to the Form 10-KSB filed with the Commission on August 30, 2007 and incorporated herein by reference.
16.1	Letter re change in certifying accountant filed as an exhibit to our current report on Form 8-K filed with the Commission on July 13, 2006 and incorporated herein by reference.
31.1*	Certification pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended (Principal Executive Officer and Principal Financial Officer).
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Principal Executive Officer and Principal Financial Officer).

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 14, 2008

TYPHOON TOUCH TECHNOLOGIES INC.

/s/ James G. Shepard
 By: James G. Shepard, President, CEO, Secretary, Treasurer,
CFO, Principal Accounting Officer and sole Director

/s/ Raymond P. Tellini
Raymond P. Tellini, Director